Form 10-K
period 2021-12-31
ST Energy Transition I Ltd.
filed 2022-03-31
CIK 1858684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

ST Energy Transition I Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	001-41119	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Par-la-Ville Place, 4th Floor 14 Par-la-Ville Road Hamilton Bermuda	HM08
(Address Of Principal Executive Offices)	(Zip Code)

+1 (441) 295-6935

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
SAILSM securities, each consisting of one Class A share, of $0.0001 par value per share, and one-half of one redeemable warrant	STET.U	The New York Stock Exchange
Class A shares, $0.0001 par value per share, included as part of the SAILSM securities	STET	The New York Stock Exchange
Redeemable warrants, each whole warrant exercisable for one Class A share at an exercise price of $11.50, included as part of the SAILSM securities	STETWS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

There was no aggregate market value of voting and non-voting ordinary equity held by non-affiliates of the Registrant as of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, because the registrant’ s ordinary equity was not trading on any exchange on that date.

As of March 30, 2022, there were 28,750,000 of the Registrant’s Class A shares and 1,437,500 of the Registrant’s Class B shares, par value $0.0001 per share, issued and outstanding.

ST Energy Transition I Ltd.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below);

●	our expectations around the performance of a prospective target business or businesses;

●	our expectations around the performance or projections of markets or industries;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses and technology industries;

●	our ability to consummate an initial Business Combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases);

●	the ability of our directors and officers to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account being subject to claims of third parties;

●	our financial performance following the Initial Public Offering (as defined below); and

●	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ii

PART I.

References in this Annual Report on Form 10-K (this “Annual Report”) to “we,” “us,” “our” “ST Energy” or the “Company” are to ST Energy Transition I Ltd., a blank check company incorporated as a Bermuda exempted company limited by shares. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Sloane Square Capital Holdings Ltd., a Bermuda exempted company limited by shares. References to our “initial shareholders” refer to our Sponsor and each of our independent directors.

Item 1. Business.

Overview

Our company is led by Gunnar Eliassen, our Chief Executive Officer, and Jan Erik Klepsland, our Chief Financial Officer. Our management team and board of directors bring significant and highly relevant experience from a diverse range of companies which continue to embrace energy transition across sectors. We intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders.

We are a blank check company incorporated as a Bermuda exempted company limited by shares formed for the purpose of effecting a merger, amalgamation, share purchase, capital stock exchange, asset acquisition, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of our Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

Our registration statement for our initial public offering (“Initial Public Offering”) was declared effective on December 3, 2021. On December 7, 2021, we consummated our Initial Public Offering of 28,750,000 of the Company’s securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities, including the issuance of 3,750,000 SAILSM Securities as a result of the underwriters’ full exercise of their over-allotment option (the “SAILSM Securities” and, with respect to the shares included in the SAILSM Securities being offered, the “Public Shares”), at $10.00 per SAILSM Security, generating gross proceeds of $287,500,000. Each SAILSM Security consisted of one Public Share and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated a private placement (the “Private Placement”) of 12,062,500 warrants, including 1,312,500 warrants issued as a result of the underwriters’ full exercise of their over-allotment option (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating gross proceeds of $12,062,500.

Upon the closing of the Initial Public Offering on December 7, 2021, $291,812,500 ($10.15 per SAILSM Security) from the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering, including certain proceeds from the sale of the Private Placement Warrants was placed in a Trust Account (the “Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Share Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds from the Initial Public Offering of the SAILSM Securities, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward completing an initial Business Combination. We must complete our initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully complete an initial Business Combination.

We have not commenced any operations. All activity for the period from April 9, 2021 (inception) through December 31, 2021 relates to our formation and the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We may not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering and the Private Placement and will recognize changes in the fair value of Warrant liability as other income (expense).

After signing a definitive agreement for an initial Business Combination, we will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public shares, regardless of whether they vote for or against the initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, or (ii) provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at $10.15 per share and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such Public Share will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with FASB, ASC 480, Distinguishing Liabilities from Equity. The decision as to whether we will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. If we seek shareholder approval, we will complete our Business Combination only if we receive an ordinary resolution under Bermuda law, which requires approval by a majority of the votes attached to shares voted at a general meeting of the Company where a quorum of at least two persons present in person or by proxy representing at least 50% of the issued and outstanding shares (or class thereof) entitled to vote at such general meeting are present at the time such general meeting proceeds to business (unless applicable Bermuda law requires a higher approval threshold). However, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In such case, we would not proceed with the redemption of our Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

We only have 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or such later date as approved by holders of a majority of the outstanding Class A shares that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). However, if we are unable to complete the initial Business Combination within the Business Combination Period (and shareholders do not approve an amendment to the amended and restated bye-laws to extend this date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.15, (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Bermuda law, to provide for claims of creditors and to comply with the requirements of any other applicable law.

Effecting a Business Combination

Our Business Strategy

We intend to identify, acquire and develop a company which positively contributes to the energy transition, and which aligns with the philosophy and experience of our management team and board of directors. We will leverage the extensive network and relationships of our management team and board of directors, as well as public transaction sources, to identify such a company. In particular, we expect to use the industry experience and corporate relationships of our management, board of directors and Seatankers to effect this strategy.

Our management team and board members have decades of experience across sectors, and deep corporate and individual relationships which will be additive to identifying such target companies. We expect that these relationships will provide our management team with a robust flow of acquisition opportunities.

In addition, we expect that targets will be identified to us from unaffiliated sources, such as investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises.

Our management team communicates with their networks of relationships to articulate the parameters for our search for a target company and a potential Business Combination and has initiated the process of pursuing and reviewing potential opportunities of interest.

Our Acquisition Criteria

In order to achieve our business strategy, we have identified the following criteria which will be used to assess and evaluate potential target businesses.

Our team will use these criteria to guide our assessment of opportunities, though we may decide to enter into an initial Business Combination with a company that does not meet all of these criteria and guidelines set forth below. We intend to identify a company or companies with the following attributes:

●	Contribution to Energy Transition: Expected to provide a positive contribution to energy transition, with associated decarbonization benefits, whilst solving a relevant challenge;

●	Growth Potential With Earnings Visibility: Ability to benefit from long-term structural growth in energy transition, and to generate shareholder value from investment to grow and meet demand from nations, companies and individuals, combined with long term view on profitable growth;

●	Defendable Market Position: Competitive position supported through factors such as the use of technology, barriers to entry to rivals, customer positions, market share, or similar;

●	Leadership Potential: Has potential to become a premier player in its chosen market through investment and leveraging the experience of our management team and board of directors;

●	Management Strength: Leading and highly experienced management team;

●	Shareholder Value Creation: Acquisition offers an attractive return for shareholders on a risk adjusted basis.

Additional Disclosures

Certain members of our management team are employed by Seatankers or one of its affiliates. Certain of our officers and directors have, or may in the future have, fiduciary or contractual obligations that oblige them, either now or in the future, to present Business Combination opportunities to such entity (subject to his or her fiduciary duties under Bermuda law). As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Bermuda law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated bye-laws provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

To further minimize conflicts of interest, we will not consummate an initial Business Combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority, or FINRA, or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view.

In addition, our sponsor, officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination. Our sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Initial Business Combination

The NYSE rules require that our initial Business Combination must be with one or more operating businesses or assets with a fair market value (as defined herein) equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting discount held in trust). We refer to this as the 80% of net assets test. If our board of directors is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial Business Combination, although there is no assurance that will be the case.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test referred to in the previous paragraph. If our initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. Notwithstanding the foregoing, if we are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” will have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter.

Exempted companies are Bermuda companies that, subject to certain safe harbors, only wish to conduct business outside Bermuda and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received an assurance from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 that, in the event that any legislation is enacted in Bermuda imposing any tax computed on profits or income, or computed on any capital asset, gain or appreciation or any tax in the nature of estate duty or inheritance tax, such tax will not, until March 31, 2035, be applicable to the Company or to any of its operations or to its shares, debentures or other obligations.

We are a Bermuda exempted company limited by shares incorporated on April 9, 2021. Our executive offices are located at Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, HM08, Bermuda and our telephone number is +1 (441) 295-6935. Our corporate website address is www.stenergy1.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report on Form 10-K. You should not rely on any such information in making your decision whether to invest in our securities.

Competition

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our Warrants will expire worthless.

Human Capital Management

We currently have two officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control, acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s website is located at http://www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton Bermuda.

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial Business Combination unless the Business Combination would require shareholder approval under applicable law or stock exchange rules or if we decide to hold a shareholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a general meeting, but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our issued and outstanding shares, we would seek shareholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek shareholder approval of a proposed Business Combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the issued and outstanding shares do not approve of the Business Combination we consummate.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination and/or complete our initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial Business Combination, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination and/or complete initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post- Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

If we seek shareholder approval of our initial Business Combination, our initial shareholders, directors and officers have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

Unlike some other blank check companies in which the initial shareholders agree to vote their alignment shares in accordance with the majority of the votes cast by the public shareholders in connection with an initial Business Combination, our initial shareholders, directors and officers have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their alignment shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial shareholders’ alignment shares, we would need 10,781,250, or approximately 37.5% (assuming all issued and outstanding shares are voted) of the 28,750,000 public shares sold in the Initial Public Offering to be voted in favor of an initial Business Combination in order to have such initial Business Combination approved. Our initial shareholders and their permitted transferees are entitled to 20% of the voting power of our shares. Accordingly, if we seek shareholder approval of our initial Business Combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their alignment shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

Since our board of directors may complete a Business Combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial Business Combination. If we are able to consummate an initial Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay and the payment of the deferred underwriting commissions. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many shareholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 18 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the 18-month period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our Sponsor will not become subject to regulatory actions related to such efforts.

We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only $10.15 per share, or less than such amount in certain circumstances, and our Warrants will expire worthless.

Our sponsor, directors and officers have agreed that we must complete our initial Business Combination within 18 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the equity and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters, global hostilities or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, future developments of COVID-19, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

If we have not completed our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Bermuda law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may receive only $10.15 per share, or less than $10.15 per share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 pandemic has adversely affected, and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 or other events restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for a prolonged period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, officers, advisors or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, our Sponsor, directors, officers, advisors or any of their respective affiliates are under no obligation or duty to do so and they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. The purpose of such purchases could be to vote such shares in favor of our initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of our initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our initial Business Combination. This may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

You are not entitled to protections normally afforded to investors of many other blank check companies.

We are exempt from certain rules promulgated by the SEC related to certain blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering was subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated bye-laws provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on our redemption of their shares, and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek shareholder approval of our initial Business Combination and we are obligated to pay cash for our Class A shares, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 18 months following the closing of the Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 18 months following the closing of the Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We have incurred, and expect to continue to incur, significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the $300,000 promissory note that we have entered into with our sponsor prior to the consummation of the Initial Public Offering and potential additional loans from certain of our affiliates are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, except for the promissory note discussed above, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. We have not asked our sponsor to reserve for its funding obligation under the promissory note discussed above. Any such event in the future, including our sponsor’s inability to fund borrowings under the promissory note discussed above, may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share” and other risk factors herein.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.

Recently, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-Business Combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-Business Combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any initial Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such initial Business Combination. As a result, in order to protect our directors and officers, the post-Business Combination entity may need to purchase additional insurance with respect to any such claims, or run-off insurance. The need for run-off insurance would be an added expense for the post-Business Combination entity and could interfere with or frustrate our ability to consummate an initial Business Combination on terms favorable to our investors.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.15 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will enter into an agreement with a third party that has not executed a waiver only if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the required time period, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.15 per public share initially held in the Trust Account, due to claims of such creditors.

Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.15 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of our company. Our Sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our Sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.15 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our directors or officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (1) $10.15 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.15 per share.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share.

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated bye-laws, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or insolvency laws as a voidable performance. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a winding-up or bankruptcy petition or an involuntary winding-up or bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable insolvency law, and may be included in our liquidation estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any liquidation claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations to which we are currently not subject.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Changes in laws or regulations, or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are and will be subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements, our Business Combination may be contingent on our ability to comply with certain laws and regulations and any post-Business Combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

If we have not completed our initial Business Combination within the allotted time period, our public shareholders may be forced to wait beyond such allotted time period before redemption from our Trust Account.

If we have not completed our initial Business Combination within 18 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated bye-laws prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated bye-laws and then only in cases where investors have properly sought to redeem their Class A shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated bye-laws prior thereto.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Our directors and officers who—dishonestly and/or fraudulently or otherwise acting in breach of their fiduciary duties—authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business may be liable for damages.

We may not hold an annual general meeting until after the consummation of our initial Business Combination. Our public shareholders will not have the right to elect or remove directors prior to the consummation of our initial Business Combination.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A shares, our public shareholders will not have the right to vote on the appointment of directors prior to consummation of our initial Business Combination. In addition, holders of a majority of our alignment shares may remove a member of our board of directors for any reason.

The grant of registration rights to our initial shareholders and their permitted transferees may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A shares.

Pursuant to a registration rights agreement entered into in connection with the Initial Public Offering, at or after the time of our initial Business Combination, our initial shareholders and their permitted transferees can demand that we register the resale of their alignment shares after those shares convert to our Class A shares. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the Class A shares issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such Warrants or the Class A shares issuable upon exercise of such Warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A shares that is expected when the shares owned by our initial shareholders or their permitted transferees, our Private Placement Warrants or Warrants issued in connection with working capital loans are registered for resale.

Because we are not limited to a particular industry, sector or geographic area or any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated bye-laws, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our SAILSM securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of our management’s areas of expertise.

We will consider a Business Combination in industries outside of our management’s areas of expertise, if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity, we are not required to obtain an opinion that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may engage one or more of the underwriters from our Initial Public Offering or their affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. This financial incentive may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of the underwriters from our Initial Public Offering or their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or their affiliates’ financial interests are tied to the consummation of a Business Combination may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may issue additional Class A shares or undesignated shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A shares upon the conversion of the Class B shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated bye-laws. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated bye-laws authorize the issuance of up to 500,000,000 Class A shares, par value $0.0001 per share, 50,000,000 Class B shares, par value $0.0001 per share, and 5,000,000 undesignated shares, par value $0.0001 per share. As of December 31, 2021, there were 28,750,000 and 1,437,500 issued and outstanding Class A shares and Class B shares, respectively. This amount excludes shares issuable upon exercise of Warrants. This amount excludes shares issuable upon exercise of Warrants. Class B shares are convertible into Class A shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. One-tenth of the total outstanding alignment shares will convert into shares of our Class A shares in each of the ten fiscal years following our initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. As of December 31, 2021, there were no undesignated shares issued and outstanding.

We may issue a substantial number of additional Class A shares, and may issue undesignated shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A shares to redeem the Warrants or upon conversion of the Class B shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated bye-laws. However, our amended and restated bye-laws provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional shares or undesignated shares:

●	may significantly dilute the equity interest of our public investors, which dilution would increase if the anti-dilution provisions in the Class B shares resulted in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B shares;

●	may subordinate the rights of holders of shares if undesignated shares are issued with rights senior to those afforded our shares;

●	could cause a change of control if a substantial number of our shares is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present directors and officers;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our SAILSM securities, shares and/or Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

Our initial Business Combination or decision to reincorporate in another jurisdiction in connection with our initial Business Combination may result in taxes imposed on our shareholders or Warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or Warrant holder in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. We do not intend to make any cash distributions to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction in connection with our initial Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights. In addition, the effect of such reincorporation, re-domiciliation or change of tax residence may result in taxes being imposed on us or our shareholders or Warrant holders.

In connection with our initial Business Combination, we may reincorporate or re-domicile in, or transfer our tax residence to, another jurisdiction or merge into a new entity in such jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in Bermuda or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the effect of such reincorporation, re-domiciliation, transfer of tax residence, merger or amalgamation may result in taxes imposed on us or our shareholders or Warrant holders.

Such transactions may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate, re-domicile, transfer our tax residence or merge. We do not intend to make any cash distributions to shareholders or Warrant holders to pay any such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation, re-domiciliation, transfer of tax residence, merger or amalgamation.

We intend that the Company will operate so as to be treated exclusively as a resident of Bermuda for tax purposes until the initial Business Combination is consummated, but the tax authorities of other jurisdictions may treat it as also being a resident of, or as having a taxable presence in, another jurisdiction for tax purposes.

We intend that the Company, which is incorporated in Bermuda, will have its residence for tax purposes (including, for the avoidance of doubt, withholding tax and tax treaty eligibility purposes) exclusively in Bermuda and that will have no taxable presence in the form of a fixed place of business or permanent establishment in any other jurisdiction, subject to any reincorporation in another jurisdiction or other reorganization in connection with the initial Business Combination.

Because the Company is incorporated under Bermuda law and has its registered office in Bermuda, it is considered to be resident in Bermuda for Bermuda tax purposes. In addition, it is intended that the Company will maintain its management, organizational and operational structures in such a manner that it should not be regarded as a tax resident of any other jurisdiction either for domestic law purposes or for the purposes of any applicable tax treaty (notably any applicable tax treaty with Bermuda) and should be deemed resident only in Bermuda and that it should not have a fixed place of business or permanent establishment outside Bermuda (subject to the consummation of the initial Business Combination).

However, the determination of the Company’s tax residence, which primarily depends upon its place of effective management, as well as the characterization of fixed places of business or permanent establishments outside its jurisdiction of incorporation, are questions of fact based on all circumstances. Because such determinations are highly fact-sensitive, no assurance can be given regarding their outcome.

A failure to maintain exclusive tax residence in Bermuda and / or not to maintain a fixed place of business or permanent establishment outside Bermuda could result in significant adverse tax consequences to the Company. A failure to maintain exclusive tax residence in Bermuda could also result in significant adverse tax consequences for the Company’s shareholders. The impact of this risk would differ based on the views taken by each relevant tax authority and, in respect of the taxation of the Company’s shareholders, on their specific situation.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, directors or officers which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities, including other existing reinvest SPACs, may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our initial Business Combination is not completed, a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

Our initial shareholders hold 1,437,500 Class B shares, as of the date of this Annual Report, including 1,377,500 held by our Sponsor. The alignment shares will be worthless if we do not complete an initial Business Combination. Our Sponsor, certain of our directors and other individuals purchased an aggregate of 12,062,500 Private Placement Warrants, each exercisable for one Class A share, for a purchase price of $12,062,500 in the aggregate, or $1.00 per Warrant, that will also be worthless if we do not complete a Business Combination. Each Private Placement Warrant may be exercised for one Class A share at a price of $11.50 per share, subject to adjustment.

The alignment shares are different from the Class A shares included in the SAILSM securities in several important ways, including that: (i) only holders of the alignment shares have the right to vote on the election of directors prior to our initial Business Combination; (ii) the alignment shares are subject to certain transfer restrictions, as described in more detail below; (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any alignment shares and public shares they hold in connection with the completion of our initial Business Combination, (B) to waive their redemption rights with respect to any alignment shares and public shares they hold in connection with a shareholder vote to approve an amendment to our amended and restated bye-laws to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any alignment shares they hold if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within such time period; and (iv) on the last day of each measurement period, which will occur annually over ten fiscal years following consummation of our initial Business Combination (and, with respect to any measurement period in which we have a change of control or in which we liquidate, dissolve or wind up, on the business day immediately prior to such event instead of on the last day of such measurement period, 143,750 of the Class B shares will automatically convert into Class A shares based upon the Total Return of our outstanding equity capital as of the relevant measurement date above the Price Threshold. The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We may choose to incur substantial debt to complete our initial Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit financially from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, financial, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated bye-laws do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated bye-laws or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their Warrants, amended their warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated bye-laws requires at least a simple majority resolution of our shareholders as a matter of Bermuda law. A resolution is generally approved as a matter of Bermuda law where it has been approved by either (1) holders of at least 50% of a company’s shares present in person or by proxy at a general meeting for which notice specifying the intention to propose the resolution has been given and a quorum is duly present or (2) if so authorized by a company’s bye-laws, by a written resolution provided to a company’s shareholders and executed by holders of at least 50% of a company’s shares on the date the written resolution is provided to the Company’s shareholders. The warrant agreement provides that (a) terms of the Warrants may be amended without the consent of any registered holder for the purpose of (i) curing any ambiguity or correcting any mistake, including conforming the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision contained in the warrant agreement, (ii) removing or reducing the Company’s ability to redeem the Public Warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the Private Placement Warrants, (iii) removing any cap on the number of shares that are issuable upon a cashless exercise of a Warrant or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders under the warrant agreement in any material respect, (b) the terms of the Warrants may be amended by the parties to the warrant agreement with the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and Private Placement Warrants, voting together as a single class, to allow for the Warrants to be classified as equity in the Company’s financial statements, and (c) all other modifications or amendments, including any modification or amendment to increase the Warrant price or shorten the exercise period and any amendment to the terms of only the Private Placement Warrants, shall require the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. Notwithstanding the foregoing, the Company may lower the Warrant price or extend the duration of the exercise period without the consent of the registered holders.

Certain provisions of our amended and restated bye-laws that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated bye-laws and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the Company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the Company’s public shares. Our amended and restated bye-laws provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our shares attending and voting in a general meeting). Our initial shareholders, whose alignment shares will entitle them to 20% of voting power of our shares, may participate in any vote to amend our amended and restated bye-laws and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated bye-laws which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated bye-laws.

Certain agreements related to the Initial Public Offering may be amended without shareholder approval.

Certain agreements, including the letter agreement among us and our Sponsor, officers and directors, and the registration rights agreement among us and our initial shareholders, may be amended without shareholder approval. These agreements contain various provisions, including transfer restrictions on our alignment shares, that our public shareholders might deem to be material. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial Business Combination. Any such amendments would not require approval from our shareholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants available to us prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate.

In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our directors, officers or shareholders is required to provide any financing to us in connection with or after our initial Business Combination, other than our Sponsor which has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. If we have not completed our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.15 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

Our initial shareholders will control the election of our board of directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, they will appoint all of our directors prior to our initial Business Combination and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our initial shareholders are entitled to 20% of voting power of our shares. In addition, prior to our initial Business Combination, holders of the alignment shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated bye-laws may only be amended by a resolution passed by a majority of at least 90% of our shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated bye-laws and approval of major corporate transactions. If our initial shareholders purchase any Class A shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike some blank check companies, if

(i)	we issue additional shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any founder shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”),

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the completion of our initial Business Combination (net of redemptions), and

(iii)	the volume weighted average trading price of our Class A shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price applicable to our Warrants will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price applicable to our Warrants will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Our Warrants and alignment shares may have an adverse effect on the market price of our Class A shares and make it more difficult to effectuate our initial Business Combination.

We have issued Warrants to purchase 14,375,000 Class A shares, at a price of $11.50 per whole share (subject to adjustment), as part of the SAILSM securities and, simultaneously with the closing of the Initial Public Offering, we issued in in the Private Placement an aggregate of 12,062,500 Private Placement Warrants, each exercisable to purchase one Class A share at a price of $11.50 per share, subject to adjustment. Our initial shareholders currently hold 1,437,500 Class B shares. The Class B shares are convertible into Class A shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our directors and officers make any working capital loans up to $2,500,000 of such loans may be converted into Warrants, at the price of $1.00 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. To the extent we issue Class A shares to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A shares upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A shares and reduce the value of the Class A shares issued to complete the Business Combination. Therefore, our Warrants and alignment shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The Private Placement Warrants are identical to the Warrants sold as part of the SAILSM securities except that, so long as they are held by our Sponsor, the Participants or their respective permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of these Warrants) are entitled to registration rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting (including how relevant governments respond to such factors), including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future Business Combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

●	rates of inflation, price instability and interest rate fluctuations;

●	liquidity of domestic capital and lending markets;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	energy shortages;

●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, wars and other forms of social instability;

●	deterioration of political relations with the United States;

●	obligatory military service by personnel; and

●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

Risks Relating to the Post-Business Combination Company

We may face risks related to companies in the energy transition and clean energy industries.

Business Combinations with companies in the energy transition and clean energy industries entail special considerations and risks. Because we have not yet selected or approached any specific target business or sector, we cannot provide specific risks of any Business Combination. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources than we do;

●	an inability to manage rapid change, increasing consumer expectations and growth;

●	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

●	competitive pressures in the utility industry, primarily in wholesale markets, as a result of consumer demand, technological advances, greater availability of natural gas and other factors;

●	impact of energy conservation efforts and environmental regulation;

●	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

●	an inability to deal with our subscribers’ or customers’ privacy concerns;

●	an inability to attract and retain subscribers or customers;

●	an inability to license or enforce intellectual property rights on which our business may depend;

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

●	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

●	potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

●	competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

●	disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

●	an inability to obtain necessary hardware, software and operational support; and

●	reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the energy transition and clean energy industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

We may face risks relating to climate sector companies.

Business Combinations with companies in the climate sector, which we broadly define as consisting of all companies the business of which results, directly or indirectly, in the reduction of CO2 and other greenhouse gases into the atmosphere that would otherwise have occurred, entail certain risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

●	recognizing that the market for CO2 avoidance and removal is grounded in science, any material change in consensus scientific opinion in respect of the urgency or potential remedies to the climate challenge could affect the economics of or total addressable market for clean energy and other CO2 reducing products and specialists;

●	governmental or regulatory actions in any or all of our chosen markets, even if well intentioned from a climate perspective, could have an immediate and dramatic effect on our business operations and opportunities;

●	the increasingly partisan nature of the public debate about climate issues could result in a consumer backlash in certain markets against products and services which exist, in whole or in part, to reduce CO2 emissions into the atmosphere;

●	shifting approaches over time to how CO2 emissions are calculated, or to the perceived long term effectiveness of various approaches to CO2 storage and sequestration, could affect the perceived environmental benefit of our products and services;

●	dependence of our operations upon third-party suppliers or service providers whose failure either to perform adequately or to adhere to our environmental standards could disrupt our business;

●	difficulty in establishing and implementing a commercial and operational approach adequate to address the specific needs of the markets we are pursuing;

●	difficulty in identifying effective local partners and developing any necessary partnerships with local businesses on commercially and environmentally acceptable terms;

●	our inability to comply with governmental regulations or obtain governmental approval for our products and/or business operations;

●	difficulty in competing against established companies who may have greater financial resources and/or a more effective or established localized business presence and/or an ability to introduce and sell low or no carbon products at minimal or negative operating margins for sustained periods of time;

●	difficulty in competing successfully with improved technologies introduced subsequent to our own;

●	the possibility of applying an ineffective commercial approach to targeted markets, including product offerings that may not meet market needs with respect to their environmental or non-environmental attributes;

●	an inability to build strong brand identity, environmental credibility or reputation for exceptional customer satisfaction and service;

●	difficulty in generating sufficient sales volumes at economically sustainable profitability levels;

●	difficulty in timely identifying, attracting, training, and retaining qualified sales, technical, and other personnel; and

●	any significant disruption in our computer systems or those of third parties that we would utilize in our operations, including disruptions or failure of our networks, systems or technology as a result of computer viruses, “cyber attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events.

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will be focused on, but not be limited to the climate sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write down or write off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

After our initial Business Combination, our results of operations and prospects could be subject, to a significant extent, to the economic, political, social and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination and if we effect our initial Business Combination, the ability of that target business to become profitable.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will complete such Business Combination only if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial Business Combination may collectively own a minority interest in the post Business Combination company, depending on valuations ascribed to the target and us in our initial Business Combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target, or issue a substantial number of new shares to third-parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

The directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

After our initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all or substantially all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial Business Combination, a majority of our directors and officers will reside outside of the United States and all or substantially all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team and Conflicts of Interest

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of our or a target’s key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the directors and officers of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the Company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of our initial Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Bermuda law. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Our directors and officers will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Seatankers and to certain companies in which either of them has invested or are otherwise affiliated with, and companies in industries we may target for our initial Business Combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10— Directors, Executive Officers and Corporate Governance..”

Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and directors and officers are, or may in the future become, affiliated with entities that are engaged in a similar business. Our Sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our Sponsor are the investment managers.

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Seatankers companies any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Bermuda law. Our amended and restated bye-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance.” “Item 10. Directors, Executive Officers and Corporate Governance. —Conflicts of Interest” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our directors, officers, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or their respective affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. In particular, affiliates of our Sponsor have invested in industries as diverse as healthcare, education, financial services, artificial intelligence and social media. As a result, there may be substantial overlap between companies that would be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.

Our letter agreements with our initial shareholders, officers and directors contain provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares and/or Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated bye-laws (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on the NYSE. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 public shareholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If any of our securities are delisted from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A shares are a “penny stock” which will require brokers trading in our Class A shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our SAILSM securities, Class A shares and Warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your Warrants unless we register and qualify the issuance of the underlying Class A shares stock or certain exemptions are available.

If the issuance of the Class A shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless.

Pursuant to terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, we will use our commercially reasonable efforts to file a post-effective amendment to the registration statement or a new registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A shares until the Warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of SAILSM securities will have paid the full SAILSM securities purchase price solely for the Class A shares included in the SAILSM securities. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants that were included as part of the SAILSM securities. In such an instance, our Sponsor, the Participants and their respective permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

Our Warrants are accounted for as derivative liabilities and were recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A shares or may make it more difficult for us to consummate an initial Business Combination.

We have issued 14,375,000 Warrants as part of the SAILSM Securities offered by the prospectus related to the Initial Public Offering and, simultaneously with the closing of the Initial Public Offering, we issued in a private placement, 12,062,500 Private Placement Warrants. Both the Warrants underlying the SAILSM Securities offered by the prospectus related to the Initial Public Offering and the Private Placement Warrants were accounted for as a Warrant liability. At each reporting period (1) the accounting treatment of the Warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private Warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The share price of our Class A shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our stock price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the share price of our Class A shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could in result in significant fluctuations in our results of operations. If our stock price is volatile, we expect that we will recognize non-cash gains or losses on our Warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A shares. In addition, potential targets may seek a SPAC that does not have Warrants that are accounted for as a liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants.

Our Warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) terms of the Warrants may be amended without the consent of any registered holder for the purpose of (i) curing any ambiguity or correcting any mistake, including conforming the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision contained in the warrant agreement, (ii) removing or reducing the Company’s ability to redeem the Public Warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the Private Placement Warrants, (iii) removing any cap on the number of shares that are issuable upon a cashless exercise of a Warrant or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders under the warrant agreement in any material respect, (b) the terms of the Warrants may be amended by the parties to the warrant agreement with the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and Private Placement Warrants, voting together as a single class, to allow for the Warrants to be classified as equity in the Company’s financial statements, and (c) all other modifications or amendments, including any modification or amendment to increase the Warrant price or shorten the exercise period and any amendment to the terms of only the Private Placement Warrants, shall require the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. Notwithstanding the foregoing, the Company may lower the Warrant price or extend the duration of the exercise period without the consent of the registered holders. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, shorten the exercise period or decrease the number of shares purchasable upon exercise of a Warrant.

We may redeem your unexpired Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Warrants worthless.

We have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Warrant if, among other things, the last reported sale price of Class A shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted). If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants as described above could force you to: (1) exercise your Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your Warrants at the then-current market price when you might otherwise wish to hold your Warrants; or (3) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of your Warrants.

In addition, we have the ability to redeem the outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant if, among other things, the Reference Value equals or exceeds $10.15 per share (as adjusted). In such a case, the holders will be able to exercise their Warrants prior to redemption for a number of Class A shares determined based on the redemption date and the fair market value of our Class A shares. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares received is capped at 0.361 Class A shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer Class A shares upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public Warrants for redemption after the redemption criteria described in the prospectus related to the Initial Public Offering have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrant (including any Warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of Class A shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

Because each SAILSM security contains one-half of one redeemable Warrant and only a whole Warrant may be exercised, the SAILSM securities may be worth less than SAILSM securities of other blank check companies.

Each SAILSM security contains one-half of one redeemable Warrant. Pursuant to the Warrant agreement, no fractional Warrants will be issued upon separation of the SAILSM securities, and only whole Warrants will trade. This is different from other offerings similar to ours whose SAILSM securities include one share and one whole Warrant or a greater fraction of one whole Warrant to purchase one share. We have established the components of the SAILSM securities in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for a third of the number of shares compared to SAILSM securities that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this SAILSM security structure may cause our SAILSM security to be worth less than if they included one whole Warrant or a greater fraction of one whole Warrant to purchase one whole share.

Because we are incorporated under the laws of Bermuda, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of Bermuda. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated by-laws, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of Bermuda. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Bermuda law are to a large extent governed by the common law of Bermuda. The common law of Bermuda is derived in part from comparatively limited judicial precedent in Bermuda as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in Bermuda. The rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, Bermuda has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Bermudan companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Appleby (Bermuda) Limited, our Bermuda legal counsel, that the courts of Bermuda are unlikely (1) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (2) in original actions brought in Bermuda, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in Bermuda of judgments obtained in the United States, the courts of Bermuda will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in Bermuda, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Bermuda judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of Bermuda (awards of punitive or multiple damages may well be held to be contrary to public policy). A Bermuda court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of Warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Warrant holder in any such enforcement action by service upon such Warrant holder’s counsel in the foreign action as agent for such Warrant holder.

This choice-of-forum provision may limit a Warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Provisions in our amended and restated bye-laws may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A shares and could entrench management.

Our amended and restated bye-laws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of undesignated shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Bermuda law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.

We are organized under the laws of Bermuda. As a result, our corporate affairs are governed by the Companies Act, which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the Company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the Company and may only do so in limited circumstances.

Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the Company where the act complained of is alleged to be beyond the corporate power of the Company or illegal, or would result in the violation of the Company’s amended and restated memorandum of association or amended and restated bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the Company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the Company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the Company. Additionally, under our amended and restated bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our Securities and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, holders of our securities may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

General Risk Factors

We have no operating history and no operating revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We have no operating results and, because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We currently have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by our management team and their respective affiliates is presented for informational purposes only. Past performance by our management team and their respective affiliates is not a guarantee either (1) that we will be able to identify a suitable candidate for our initial Business Combination or (2) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team or their respective affiliates or any related investment’s performance as indicative of our future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operation disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.

Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the COVID-19 pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.

In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

We may be a passive foreign investment company, or PFIC, which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. The application of the start-up exception and the determination of our PFIC status may be subject to uncertainty, and there cannot be any assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our shares and Warrants.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our shares held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our shares held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A shares subject to possible redemption. If we are unable to remediate the material weakness and otherwise maintain an effective system of internal control over financial reporting, it could result in our not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements, and we may face litigation as a result.

Management identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A shares subject to possible redemption as of December 31, 2021, as described in Part II, Item 9A of this Form 10-K. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 1.B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our executive offices at Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, Bermuda HM08. The cost for this space is included in the $10,000 per month fee that we will pay our Sponsor for office space, administrative support and personnel services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

As of December 31, 2021, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

(a)	Market Information

Our SAILSM Securities began trading on the New York Stock Exchange (“NYSE”) on December 7, 2021. Each SAILSM Security consists of one Class A share and one-half of one redeemable Warrant to purchase one Class A share. On January 21, 2022, we announced that holders of the SAILSM Securities may elect to separately trade the Class A shares and redeemable Warrants included in the SAILSM Securities commencing on January 24, 2022. Any SAILSM Securities not separated continue to trade on NYSE under the symbol “STET.U.” Any underlying Class A shares and redeemable Warrants can separately trade on NYSE under the symbols “STET” and “STETWS,” respectively.

(b)	Holders

As of March 22, 2022, there was one holder of record of our SAILSM Securities, one holder of record of our separately traded Class A shares, and two holders of record of our redeemable Warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating, and does not anticipate, declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

The performance graph has been omitted as permitted under rules applicable to smaller reporting companies.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On May 17, 2021, our Sponsor paid an aggregate of $25,000 to cover certain offering costs in consideration for 1,725,000 Class B shares, par value $0.0001. Initially, up to 225,000 alignment shares were subject to forfeiture by the Sponsor depending on the extent to which the underwriters’ over-allotment option was exercised. On November 6, 2021, our Sponsor forfeited 287,500 alignment shares, resulting in 1,437,500 alignment shares outstanding (up to 187,500 of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised). In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,750,000 Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10,750,000. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, we consummated the Private Placement of 1,312,500 Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $1,312,500.

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest bearing and was payable on the consummation of the Initial Public Offering. As of December 31, 2021, the Company had not drawn on the note. As this loan matured on December 31, 2021, the Company can no longer draw down on this note.

Of the gross proceeds received from the Initial Public Offering and the underwriters’ full exercise of the option to purchase additional SAILSM securities, $291,812,500 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations.

We paid a total of $5,750,000 in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $10,062,500 in underwriting discounts and commissions.

Use of Proceeds

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 28,750,000 SAILSM securities, including the issuance of 3,750,000 SAILSM securities as a result of the underwriters’ full exercise of their over-allotment option consummated on December 9, 2021, at $10.00 per SAILSM security, generating gross proceeds of $287,500,000. Each SAILSM security consisted of one Class A share and one-half of one redeemable Warrant. Each whole Public Warrant entitles the holder to purchase one Class A share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,750,000 Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $10,750,000. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, we consummated the Private Placement of 1,312,500 Warrants, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of $1,312,500.

In connection with the Initial Public Offering, we incurred offering costs of $17,493,141 (including deferred underwriting commissions of approximately $10,062,500). Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial Business Combination, if consummated) and the Initial Public Offering expenses, $291,812,500 of the net proceeds from our Initial Public Offering and certain of the proceeds from the private placement of the Private Placement Warrants (or $10.15 per SAILSM security sold in the Initial Public Offering) was placed in the Trust Account and invested as described elsewhere in this Annual Report on Form 10-K.

There has been no material change in the planned use of the proceeds from the Initial Public Offering and Private Placement as is described in the Company’s final prospectus related to the Initial Public Offering. For a description of the use of the proceeds generated from the Initial Public Offering, see “Item 1. Business.”

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to ST Energy Transition I Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Bermuda exempted company limited by shares formed for the purpose of effecting a Business Combination. While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders. Our sponsor is Sloane Square Capital Holdings Ltd. (the “Sponsor”).

Liquidity and Capital Resources

On December 7, 2021, the Company consummated the Initial Public Offering of 28,750,000 SAILSM securities, including 3,750,000 SAILSM securities from the underwriters’ full exercise of the over-allotment option, generating gross proceeds of $287,500,000.

Simultaneously with the consummation of the IPO and the issuance and sale of the SAILSM securities, the Company consummated the private placement of 12,062,500 Private Placement Warrants, including 1,312,500 private placement warrants from the underwriters’ exercise of the over-allotment option, at a price of $1.00 per Private Placement Warrant, generating $12,062,500.

Following the closing of the Initial Public Offering on December 7, 2021, an amount of $291,813,714 from the net proceeds of the sale of the SAILSM securities and Private Placement Warrants in the Initial Public Offering was placed in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders. Transaction costs amounted to $17,493,141, consisting of $5,750,000 in underwriting fees, $10,062,500 in deferred underwriting fees, and $1,680,641 in other transaction costs.

As of December 31, 2021, we had $291,813,714 of assets held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $774,855 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As of December 31, 2021, the Company has not drawn on the note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2021, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company Working Capital Loans for a period of 12 months beginning February 15, 2022. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Results of Operations

Our only activities from inception through December 31, 2021, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, administrative support and personnel services provided to us by an affiliate of our Sponsor. There was no balance due to a related party at December 31, 2021.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of December 31, 2021, there is $10,062,500 outstanding underwriters’ fee payable.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM Securities at a price of $10.00 per SAILSM Security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM Securities were placed in the Trust Account.

Critical Accounting Estimates

The preparation of the financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates affecting our financial statements:

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice model.

Recent Accounting Pronouncements

 In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected to irrevocably opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we will adopt the new or revised standard at the time public companies adopt the new or revised standard. This may make comparison of our financial statements with another emerging growth company that has not opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ST Energy Transition I Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of ST Energy Transition I Ltd. (the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from April 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from April 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY
March 30, 2022

ST ENERGY TRANSITION I LTD.

BALANCE SHEET

December 31,
2021
ASSETS
Current assets
Cash	$774,855
Prepaid Expenses - Current	612,120
Total Current Assets	1,386,975
Prepaid Expenses – Non-Current	539,195
Assets Held in Trust	291,813,714
Total Assets	$293,739,884

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$1,775,315
Accounts Payable – Related Party	191,258
Total Current Liabilities	1,966,573
Warrant Liability	19,299,375
Underwriter’s Fee Payable	10,062,500
Total Liabilities	31,328,448

Commitments (Note 6)
Class A Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of $10.15	291,812,500

Shareholders’ Deficit
Undesignated Shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	—
Class A shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to redemption)	—
Class B shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144
Additional Paid in Capital	—
Accumulated Deficit	(29,401,208)
Total Shareholders’ Deficit	(29,401,064)
Total Liabilities, Class A Shares Subject to Possible Redemption and Shareholders’ Deficit	$293,739,884

See accompanying notes to the financial statements.

ST ENERGY TRANSITION I LTD.

STATEMENT OF OPERATIONS

For the Period from April 9, 2021 (Date of Inception) through December 31, 2021
Formation costs and other operating expenses	$384,762
Loss from operations	(384,762)

Other Income (Expense):
Transaction costs allocable to warrant liability	(713,600)
Change in fair value of warrant liability	793,125
Interest earned on Assets held in Trust	1,214
Net Loss	$(304,023)

Weighted average shares outstanding of Class A shares	2,565,789
Basic and diluted net loss per share, Class A shares	$(0.08)
Weighted average shares outstanding of Class B shares	1,265,508
Basic and diluted net loss per share, Class B shares	$(0.08)

See accompanying notes to the financial statements.

ST ENERGY TRANSITION I LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Deficit
Balance -April 9, 2021 (Date of Inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B shares to Sponsor	—	—	1,437,500	144	24,856	—	25,000

Excess of cash received from private placement warrants	—	—	—	—	2,895,000	—	2,895,000

Re-measurement of Class A shares to redemption value	—	—	—	—	(2,919,856)	(29,097,185)	(32,017,041)

Net loss	—	—	—	—	—	(304,023)	(304,023)

Balance - December 31, 2021	—	—	1,437,500	$144	$—	$(29,401,208)	$(29,401,064)

See accompanying notes to the financial statements.

ST ENERGY TRANSITION I LTD.

STATEMENT OF CASH FLOWS

For the Period from April 9, 2021 (Date of Inception) through December 31, 2021
Cash flow from Operating Activities:
Net loss	$(304,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,214)
Changes in fair value of Warrant Liability	(793,125)
Transaction costs allocated to Warrant Liability	713,600
Changes in operating assets and liabilities:
Prepaid expenses	(1,151,315)
Accounts Payable and Accrued Expenses	310,932
Net cash used in operating activities	(1,225,145)

Cash flow from Investing Activities:
Investment of cash in Trust Account	(291,812,500)
Net cash used in investing activities	(291,812,500)

Cash flows from Financing Activities:
Proceeds from sale of SAILSM securities, net of underwriting discounts paid	281,750,000
Proceeds from sale of private placement warrants	12,062,500
Net cash provided by financing activities	293,812,500

Net change in cash	$774,855
Cash — Beginning of Period	—
Cash — End of Period	$774,855

Non-Cash investing and financing activities
Offering costs included in accounts payable and accrued expenses	$1,464,383
Deferred offering costs paid by Sponsor in exchange for issuance of Class B shares	$25,000
Deferred offering costs paid by Sponsor on behalf of ST Energy	$191,258
Re-measurement of Class A shares to redemption value	$(32,017,041)
Deferred underwriting fee payable	$10,062,500
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$20,092,500

See accompanying notes to the financial statements.

ST ENERGY TRANSITION I LTD.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ST Energy Transition I Ltd. (the “Company”) is a blank check company incorporated in Bermuda on April 9, 2021. The Company was formed for the purpose of effectuating a merger, capital share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through December 31, 2021, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 25,000,000 SAILSM securities (the “SAIL securities”). Each SAIL security consists of one Class A share, $0.0001 par value per share (the “Class A Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

Simultaneous with the consummation of the IPO and the issuance and sale of the SAILSM securities, the Company consummated the private placement of 10,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,750,000 (the “Private Placement”). The Private Placement Warrants, which were purchased by Sloane Square Capital Holdings Ltd. (the “Sponsor”), are substantially similar to the Public Warrants, except that if held by the Sponsor or its permitted transferees, they (i) may be exercised for cash or on a cashless basis, (ii) are not subject to being called for redemption (except in certain circumstances when the Public Warrants are called for redemption and a certain price per Class A Share threshold is met) and (iii) subject to certain limited exceptions, will be subject to transfer restrictions until 30 days following the consummation of the Company’s initial business combination. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by holders on the same basis as the Public Warrants. The Private Placement Warrants have been issued pursuant to, and are governed by the Warrant Agreement.

Following the closing of the Initial Public Offering on December 7, 2021, an amount of $253,750,000 (equal to $10.15 per unit), compromised of $245,000,000 of the proceeds from the Initial Public Offering and $8,750,000 of the proceeds of the sale of the Private Placement Warrants in the Initial Private Placement, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Share Transfer & Trust Company, acting as trustee.

On December 9, 2021, the underwriters’ exercised their over-allotment option and purchased an additional 3,750,000 SAILSM securities at a price of $10.00 per SAIL, generating total gross proceeds of $37,500,000. (the “Over-Allotment Option”) Simultaneously, the Company completed the Private Placement of an aggregate of 1,312,500 Private Placement warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $1,312,500 (the “Option Private Placement Warrant”). A total of $38,062,500 (equal to $10.15 per unit), comprised of $36,750,000 of the proceeds from the closing of the Over-Allotment Option (which amount includes $1,312,500 of the underwriters’ deferred discount) and $1,312,500 of the proceeds of the sale of the Private Placement Warrants in the Option Private Placement, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Transaction costs amounted to $17,493,141 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees (see Note 6) and $1,680,641 of other costs. Of the transaction costs, $713,600 associated with the issuance of warrants that have been classified as a liability have been expensed. In addition, at the closing of the Initial Public Offering, $774,855 of cash was held outside of the Trust Account and is available for working capital purposes.

The Company must complete an initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination and that a majority of our independent directors approve such initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per SAILSM securities sold in the Initial Public Offering, including certain proceeds from the sale of the Private Placement Warrants, will be held in a trust account located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Share Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

The Company’s amended and restated bye-laws will provide that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of an initial Business Combination; (ii) the redemption of any of the Class A shares included in the SAILSM securities being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Shareholders”) properly tendered in connection with a Shareholder vote to amend certain provisions of the Company’s amended and restated bye-laws prior to an initial Business Combination or (iii) the redemption of 100% of the Public Shares if the Company does not complete an initial Business Combination within the Business Combination Period (as defined below).

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which Public Shareholders may seek to redeem their Public shares, regardless of whether they vote for or against the initial Business Combination or do not vote at all, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, or (ii) provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our initial Business Combination at $10.15 per share and the per share interest earned on the funds held in the Trust Account (net of permitted withdrawals). As a result, such Public Share will be recorded at redemption amount and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Distinguishing Liabilities from Equity. The amount in the Trust Account is initially anticipated to be $10.15 per Public Share. The decision as to whether the Company will seek Shareholder approval of the initial Business Combination or will allow shareholders to sell their shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval. If the Company seeks shareholder approval, it will complete its Business Combination only if it receives an ordinary resolution under Bermuda law, which requires approval by a majority of the votes attached to shares voted at a general meeting of the company where a quorum of at least two persons present in person or by proxy representing at least 50% of the issued and outstanding shares (or class thereof) entitled to vote at such general meeting are present at the time such general meeting proceeds to business (unless applicable Bermuda law requires a higher approval threshold). However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 immediately prior to or upon consummation of an initial Business Combination. In such case, the Company would not proceed with the redemption of its Public Shares and the related Business Combination, and instead may search for an alternate Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Certificate of Incorporation provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Company only has 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or such later date as approved by holders of a majority of the outstanding Class A shares that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If the Company does not complete an initial Business Combination within this period of time (and shareholders do not approve an amendment to the amended and restated bye-laws to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.15, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Bermuda law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Company’s Sponsor, officers and directors, or the Initial Shareholders, have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated bye-laws to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Business Combination Period (although they will be entitled to liquidate distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Business Combination Period).

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Liquidity and Capital Resources

As of December 31, 2021, the Company had approximately $291,813,714 cash held in the Trust Account and $774,855 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). As of December 31, 2021, the Company has not drawn on the note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2021, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans, as defined below (see Note 5). Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021. The Company had $774,855 of cash as of December 31, 2021.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 60,000 shares transferred to the Company’s directors was $106,000 or $1.76 per share. Upon consummation of an initial business combination, the Company will recognize $106,000 in compensation expense.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Currently, there is no taxation imposed on the Company’s income by the Government of Bermuda. Additionally, the Company has received an assurance from the Ministry of Finance of Bermuda granting an exemption, until March 31, 2035, from the imposition of tax under any applicable Bermuda law computed on profits or income or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax in each case in respect of the Company or any of its operations, provided that such exemption shall not prevent the application of any tax payable in accordance with the provisions of the Land Tax Act 1967 or otherwise payable in relation to land in Bermuda leased to the Company.

Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months.

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 Distinguishing Liabilities from Equity. Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable shares of ordinary share (including shares of ordinary share that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

At December 31, 2021, the Class A shares reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,925,000)
Class A shares issuance costs	(16,779,541)
Plus:
Re-measurement of carrying value to redemption value	32,017,041
Class A shares subject to possible redemption, December 31, 2021	$291,812,500

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class method in calculating net loss per ordinary share. Basic loss per ordinary share is computed by dividing net loss applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B shares that were subject to forfeiture if the over-allotment was not exercised by the underwriters which gives retroactive effect to the share recapitalization which occurred on November 6, 2021 as described in Notes 5 and 9. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 Class B shares were no longer subject to forfeiture.

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

A reconciliation of net loss per ordinary share is as follows:

	For the Period from April 9, 2021 (Date of Inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(203,602)	$(100,421)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,565,789	1,265,508
Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

The Company applies ASC 820, which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

Level 1—Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3—Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

The Company accounts for the Public Warrants and Private Placement Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

Recently Issued Accounting Standards

In August 2020, FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

On December 7, 2021, the Company consummated its Initial Public Offering of 25,000,000 SAILSM securities. Each SAILSM security consists of one Class A share, $0.0001 par value per share (the “Class A Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

On December 9, 2021, the underwriters’ exercised their over-allotment option and purchased an additional 3,750,000 SAILSM securities at a price of $10.00 per SAIL, generating additional gross proceeds of $37,500,000.

NOTE 4. PRIVATE PLACEMENT

On December 7, 2021, simultaneous with the consummation of the Initial Public Offering, the Company consummated the Private Placement of 10,750,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $10,750,000. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. $1,312,500 was placed in the trust account as of December 7, 2021, relating to the sale of additional private placement warrants of 1,312,500. The remainder of the total proceeds were placed in the trust account on December 9, 2021, when the additional SAILSM securities and private placement warrants were issued.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except there are no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Business Combination Period.

NOTE 5. RELATED PARTY TRANSACTIONS

Alignment Shares

On April 9, 2021, the Company issued an aggregate of 1,725,000 Class B shares (the “Alignment Shares” or “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the Class A shares issued in the Initial Public Offering. On June 29, 2021, the Sponsor transferred 10,000 Alignment Shares to each of our directors. On November 6, 2021, the Sponsor forfeited 287,500 Class B shares of the Company, resulting in a decrease in the total number of Class B shares outstanding from 1,725,000 to 1,437,500 (Note 9). All shares and associated amounts have been retroactively restated to reflect the share surrender. Up to 187,500 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment was exercised and, in addition, the initial shareholders agreed to forfeit alignment shares to the extent necessary in connection with any changes to the terms or size of our offering of SAILSM securities. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture. The Founder Shares are entitled to a number of votes representing 20% of the Company’s outstanding ordinary shares prior to the completion of the initial Business Combination.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Alignment Shares and any of their Class A shares deliverable upon conversion of the Alignment Shares for 30 days following the completion of an initial Business Combination. In connection with this arrangement, the Initial Shareholders have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of our initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, amalgamation, capital share exchange or other similar transaction after the initial Business Combination that results in all of its shareholders having the right to exchange their Class A shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, the Initial Shareholders have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any Class A shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Alignment shares and Private Placement Warrants.

Promissory Note—Related Party

On April 30, 2021, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of December 31, 2021, the Company has not drawn on the Note.

Related Party Loans

The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans for a period of 12 months beginning February 15, 2022. Such working capital loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2021, there were no outstanding related party loans.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of ST Energy. As of December 31, 2021, this amount remains outstanding and is classified as a related party payable on the Company’s balance sheet.

Administrative Services Agreement

Commencing on the date of the prospectus and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages, penalty provisions, or other cash settlement provisions resulting from delays in registering the Company’s securities.

Underwriters’ Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM securities at a price of $10.00 per SAILSM security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM securities were placed in the Trust Account.

NOTE 7. WARRANT LIABILITY

 The Company will account for the 26,437,500 warrants—12,062,500 Private Placement Warrants and the 14,375,000 Public Warrants—which were issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable 30 days after the consummation of a Business Combination. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A shares pursuant to the exercise of a Public Warrant and will have no obligation to settle such Public Warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A shares issuable upon exercise of the Public Warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No Public Warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their Public Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 15 business days, after the closing of a Business Combination, it will use its best efforts to file with the SEC a registration statement registering the issuance, under the Securities Act, of the Class A shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to file with the SEC a registration statement covering the Class A shares issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those Class A shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.

The redemption of warrants when the price per Class A share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the reported last sale price of the Class A shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the issuance of the Class A shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

The redemption of warrants when the price per Class A share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the Warrants for redemption:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table based on the redemption date and the “fair market value” of our Class A shares;

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant); and

●	if the Reference Value is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant), the private placement warrants must also concurrently be called for redemption on the same terms as the outstanding public warrants, as described above.

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Class A shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification.

The exercise price and number of Class A shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Business Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of Class A shares issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if (x) the Company issues additional Class A shares or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of such initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Class A shares during the 20-trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the greater of the Market Value and the Newly Issued Price.

The Private Placement Warrants will be identical to the Public Warrants included in the SAILSM Securities being sold in the Initial Public Offering, except that the Private Placement Warrants will, and the Class A shares issuable upon the exercise of the Private Placement Warrants will not, be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A shares with a par value of $0.0001 per share. Holders of the Company’s Class A shares are entitled to one vote for each share. As of December 31, 2021, there were 28,750,000 Class A shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheet.

NOTE 9. SHAREHOLDER’S DEFICIT

Class A shares — The Company is authorized to issue up to 500,000,000 Class A shares, $0.0001 par value. Holders of the Company’s Class A shares are entitled to one vote for each share. As of December 31, 2021, there were no Class A shares issued or outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

Class B shares — The Company is authorized to issue up to 50,000,000 Class B shares, $0.0001 par value. Holders of the Company’s Class B shares are entitled to one vote for each share. As of December 31, 2021, there were 1,437,500 Class B shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor has agreed to forfeit alignment shares to the extent necessary in connection with any changes to the terms or size of our offering of SAILSM Securities, in each case so that the number of Founder Shares will equal 5% of the Class A shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

On June 29, 2021, our sponsor transferred 10,000 alignment shares to each of our directors.

On the last day of each measurement period, which will occur annually over ten fiscal years following consummation of an initial Business Combination (and, with respect to any measurement period in which there is a change of control or in which the Company liquidates, dissolves or winds up, on the business day immediately prior to such event instead of on the last day of such measurement period), 143,750 Alignment Shares (or, 125,000 Alignment Shares if the over-allotment option is not exercised) will automatically convert, subject to adjustment as described herein, into Class A shares (“Conversion Shares”), as follows:

●	if the sum (such sum, the “Total Return”) of (i) the VWAP, calculated in accordance with “—Volume weighted average price” below, of Class A shares for the final fiscal quarter in such measurement period and (ii) the amount per share of any dividends or distributions paid or payable to holders of our Class A shares, the record date for which is on or prior to the last day of the measurement period, does not exceed the price threshold (as defined below), the number of conversion shares for such measurement period will be 1,437 Class A shares (or 1,250 if the over-allotment option is not exercised);

●	if the Total Return exceeds the price threshold but does not exceed an amount equal to 130% of the price threshold, then the number of conversion shares for such measurement period will be the greater of (i) 1,437 Class A shares (or 1,250 if the over-allotment option is not exercised) and (ii) 20% of the difference between the Total Return and the price threshold, multiplied by (A) the sum (such sum (as proportionally adjusted to give effect to any share splits, share capitalizations, share combinations, share dividends, reorganizations, recapitalizations or any such similar transactions), the “Closing Share Count”) of (x) the number of Class A shares outstanding immediately after the closing of the Initial Public Offering which gives retroactive effect to the share recapitalization which occurred on November 6, 2021 as described in Notes 5, 6 and 9. (including any exercise of the over-allotment option) and (y) if in connection with the initial Business Combination there are issued any Class A shares or equity-linked securities (as defined herein), the number of Class A shares so issued and the maximum number of Class A shares issuable (whether settled in shares or in cash) upon conversion or exercise of such equity-linked securities, divided by (B) the Total Return; and

●	if the Total Return exceeds an amount equal to 130% of the price threshold, then the number of conversion shares for such measurement period will be the greater of (i) 1,437 Class A shares (or 1,250 if the over-allotment option is not exercised) and (ii) the sum of (x) 20% of the difference between an amount equal to 130% of the price threshold and the price threshold and (y) 30% of the difference between the Total Return and an amount equal to 130% of the price threshold, multiplied by (A) the Closing Share Count, divided by (B) the Total Return.

●	The term “measurement period” means (i) the period beginning on the date of our initial Business Combination and ending with, and including, the first fiscal quarter following the end of the fiscal year in which we consummate our initial Business Combination and (ii) each of the nine successive four- fiscal-quarter periods.

●	The “price threshold” will initially equal $10.00 for the first measurement period and will thereafter be adjusted at the beginning of each subsequent measurement period to be equal to the greater of (i) the price threshold for the immediately preceding measurement period and (ii) the VWAP for the immediately preceding measurement period (in each case, as proportionally adjusted to give effect to any share splits, share capitalizations, share combinations, share dividends, reorganizations, recapitalizations or any such similar transactions).

●	For purposes of the above calculation, “equity-linked securities” means securities (other than the public warrants and the private placement warrants) issued by the company and/or any entities that (after giving effect to completion of the initial Business Combination) are subsidiaries of the company that are directly or indirectly convertible into or exercisable for Class A shares, or for a cash settlement value in lieu thereof.

●	The foregoing calculations will be based on our fiscal year and fiscal quarters, which may change as a result of our initial Business Combination. Each conversion of alignment shares will apply to the holders of alignment shares on a pro rata basis. If, upon conversion of any alignment shares, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of Class A shares to be issued to such holder.

NOTE 10. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

●	Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

●	Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At December 31, 2021, assets held in the Trust Account were comprised of $291,813,714 in money market funds which are invested primarily in U.S. Treasury Securities. During the period ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,813,714	—	—
Liabilities:
Public Warrants	—	—	10,493,750
Private Placement Warrants	—	—	8,805,625

The Company established the initial fair value of the warrants on December 7, 2021, the date of the consummation of the Company’s IPO. The Company allocated the proceeds received from (i) the sale of the SAIL securities to the redeemable Class A Shares and public warrants based on the with or without method by first allocating to the estimated fair value of the public warrants then to the redeemable Class A Shares, and (ii) the sale of the private placement warrants to the estimated fair value of the private placement warrants with the remainder being recorded through additional paid in capital.

The key inputs into the binomial lattice formula model were as follows:

	December 31, 2021		December 7, 2021
Input	Public Warrants	Private Warrants	Public Warrants	Private Warrants
Share Price	$9.65	$10.01	$9.62	$9.62
Exercise Price	$11.50	$11.50	$11.50	$11.50
Risk-free rate of interest	1.28%	1.28%	1.28%	1.28%
Volatility	12.9%	12.9%	13.5%	13.5%
Term	5 years	5 years	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.73	$0.73	$0.76	$0.76

The Warrants were valued using a binomial lattice model, which is considered to a be Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility as of the IPO date was derived from observable warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing.

The following table presents a summary of the changes in the fair value of the Public and Private Placement Warrants, Level 3 liabilities, measured on a recurring basis.

	Public Warrants	Private Warrants
Fair Value as of April 9, 2021	$-	$-
Initial Measurement on December 7, 2021	10,925,000	9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 25, 2022, pursuant to a promissory note between the Sponsor and the Company signed on February 16, 2022, the Company drew $1,300,000 on the working capital loan with the Sponsor. The working capital loan is non-interest bearing and due on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9.A. Controls and Procedures.

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. The Company did not design and maintain effective internal controls to account for the sale of its additional private placement warrants and accrued expenses as filed in its Form 8-K on December 7, 2021, that in aggregate represent a material weakness in its internal control over financial reporting for the year ended December 31, 2021.

The Company, with the oversight of its Audit Committee, is actively undertaking remediation efforts to address the material weakness identified above and is developing measures and controls to prevent a re-occurrence of such a deficiency in the future. The remediation plan will include the following actions:

●	Implement additional monitoring controls and formalize the review process of its financial statement closing procedures including accounting for accrued expenses; and

●	Enhance the formality and rigor of review procedures around accounting for warrants including consulting with subject matter experts.

The Company is committed to maintaining an effective internal control environment, and although it has made progress in this area, additional steps need to be taken, as indicated above, and sufficient time needs to elapse before management can conclude that the newly implemented controls are operating effectively and that the material weakness has been adequately remediated.

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Except as noted above, during the most recently completed fiscal year, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Directors and Executive Officers

Name	Age	Title	Period of Service
John Fredriksen	77	Director (Chairman)	Since 2021
Gunnar Eliassen	36	Chief Executive Officer	Since 2021
Jan Erik Klepsland	36	Chief Financial Officer	Since 2021
Ole-Eirik Lerøy	62	Director	Since 2021
Cato Stonex	58	Director	Since 2021
James O’Shaughnessy	58	Director	Since 2021
Tore Myrholt	65	Director	Since 2021
Annika Sigfrid	47	Director	Since 2021

John Fredriksen is chairman of the board of directors of ST Energy Transition I Ltd. He is a Norwegian-born Cypriot businessman who began his career in shipping and energy. Mr. Fredriksen is a director of Golden Ocean Limited and of Frontline. Born in 1944 and with a career spanning over fifty years, Mr. Fredriksen acts as our chairman because of his deep understanding of, and exposure to, energy, shipping and offshore. At present his overall investment portfolio is well diversified with exposure to several sectors including aquaculture, real estate and financial services.

Gunnar Eliassen serves as the chief executive officer of ST Energy Transition I Ltd. He has been part of the Seatankers Group since January 2016 and currently serves as a director of KLX Energy Services, Golden Close Maritime, Seadrill Ltd and NorAm Drilling Company AS. Previously, he was a partner at Pareto Securities in New York and Oslo, and served on the board of Aquadrill LLC (formerly known as Seadrill Partners LLC). Mr. Eliassen holds a Master of Business Administration in Finance from the Norwegian School of Economics.

Jan Erik Klepsland serves as the chief financial officer of ST Energy Transition I Ltd. He has served as Investment Director at Seatankers since 2020, with focus across the broader energy sector and currently serves on the board of directors of Archer Limited. Prior to that, he was a partner at ABG Sundal Collier, and a director at Nordea, focusing on shipping, oil services and restructuring. Mr. Klepsland holds a Master’s degree in Finance from the Norwegian School of Economics.

Ole-Eirik Lerøy is a member of the board of directors of ST Energy Transition I Ltd. He is also the chairman of Mowi ASA and has been a director since 2009. Additionally, he is a managing director at Framar AS, a private investment and consulting firm owned by Mr. Lerøy and his family which provides strategic consultancy services to the seafood and related industries. Mr. Lerøy has extensive experience, having previously served as chairman of the board of the Bergen Chamber of Commerce, member of the board of the International Groundfish Forum, vice chairman of the DNB Supervisory Board, chairman of the Norwegian Seafood Federation and chairman of the Board of the Norwegian Seafood Export Council. Mr. Lerøy was also the chief executive officer of Lerøy Seafood Group ASA for 18 years and was educated at the Norwegian School of Management. Mr. Lerøy was chosen for his extensive experience leading public companies.

Cato Stonex is a member of the board of directors of ST Energy Transition I Ltd. Mr. Stonex has had a long career in fund management, initially with J Rothschild Investment Management. He was a founder partner of institutional equity portfolio firm Taube Hodson Stonex, where he spent 20 years, after which he established Partners Investment Company. He is a founder and director of Obotritia and has been a director of Axiare and Arima since 2016. Mr. Stonex holds a degree from the London School of Economics and Political Science, where he served as a governor and is now an emeritus governor. He has chaired LSE’s Development Committee, and is now an advisor to the Endowment Investment Committee.

James O’Shaughnessy is a member of the board of directors of ST Energy Transition I Ltd. Mr. O’Shaughnessy serves as a director at Archer Limited, Frontline Ltd, Golden Ocean Group Limited, and Ship Finance Ltd, and he has served as chairman of the audit committee for each of these companies since Q4, 2018. Mr. O’Shaughnessy also serves as a director and chairman of the Audit Committee for Avance Gas Holding Ltd., Coralisle Group, and Catalina General Insurance, and sits on various board committees including audit, risk and compensation committees. Prior to Q4, 2018, he served as executive vice president, chief accounting officer and corporate controller of Axis Capital Holdings Limited from 2012 to 2019. Prior to that, he served as Group chief financial officer and Bermuda chief financial officer of Flagstone Reinsurance, chief accounting officer and senior vice president of Scottish Re Group, and as chief financial officer and senior vice president of XL Re Ltd. at XL Group plc. Mr. O’Shaughnessy holds a Bachelor of Commerce degree from University College Cork, Ireland, is a Chartered Director, and is a Fellow of the Institute of Chartered Accountants of Ireland and an Associate Member of the Chartered Insurance Institute of the United Kingdom. He was selected to serve on our board of directors because of his extensive experience as an accountant, his understanding of financial reporting, his experience with leading IPOs, as well as his long-term association with Seatankers and affiliates.

Tore Myrholt is a member of the board of directors of ST Energy Transition I Ltd. Mr. Myrholt serves as chairman of the Advisory Board at Seatankers Consultancy Services, chairman of the board of Antler, Trioworld, and Enodden and as a board member of Viking Cruises, OQ, Wrist Ship Supply and Arundo Analytics. Previously, Mr. Myrholt was former chairman McKinsey EMEA at McKinsey & Company and founder and chief executive officer of TM Partnership. Mr. Myrholt obtained an MBA from the Harvard Business School and a degree in International Economics from the Norwegian School of Economics. Mr. Myrholt has served as a director of numerous boards of international companies over the last five years, of which M&A has been a central theme. He was selected to serve on our board because of both that experience as well as his deep experience in the energy sector including renewable energy and digital technology in the B2B space.

Annika Sigfrid is a member of the board of directors of ST Energy Transition I Ltd. Ms. Sigfrid has a broad network of local and international institutions and companies in the Nordics across the financial sector. Previously, Mrs. Sigfrid was global head of equity capital markets at Nordea Bank and has more than 20 years of experience from leading investment banks in London and the Nordics, including ABG Sundal Collier, Carnegie, Merrill Lynch and Handelsbanken. Additionally, Ms. Sigfrid serves as board member of Creaspac AB. Ms. Sigfrid was selected to serve as a director of the Company because of her extensive experience in equity capital markets transactions.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the Company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company). We currently have five “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Ole-Eirik Lerøy, Cato Stonex, James O’Shaughnessy, Tore Myrholt, and Annika Sigfrid is an independent director under applicable SEC and NYSE rules.

Our independent directors have regularly scheduled meetings at which only independent directors are present.

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of six members. Prior to our initial Business Combination, holders of our alignment shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated bye-laws may only be amended by a special resolution passed by a majority of at least 90% of our shares attending and voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares (or, prior to our initial Business Combination, holders of our alignment shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bye-laws as it deems appropriate. Our amended and restated bye-laws provide that our officers may consist of such other offices as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. Each of our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that was approved by our board of directors and has the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our Audit Committee are James O’Shaughnessy, Cato Stonex and Ole-Eirik Lerøy. James O’Shaughnessy serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that James O’Shaughnessy qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent auditor’s qualifications and independence, and (4) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our Compensation Committee are James O’Shaughnessy, Tore Myrholt and Annika Sigfrid. Tore Myrholt serves as chairman of the compensation committee.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our Nominating and Corporate Governance Committee are Ole-Eirik Lerøy, Annika Sigfrid and James O’Shaughnessy. Ole-Eirik Lerøy serves as chair of the nominating and corporate governance committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for appointment at the annual general meeting or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the Company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial Business Combination, holders of our public shares do not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics, or the Code of Ethics, applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.stenergy1.com under Investor Relations—Corporate Governance. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.report. In addition, a copy of our Code of Ethics will be provided without charge upon request from us in writing by mail to Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, Bermuda HM08, or by telephone at +1 (441) 295-6935. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2021, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Bermuda law, directors and officers have a fiduciary duty to act honestly and in good faith with a view to the best interests of the Company.

In addition, directors also owe a duty of care. This duty is defined in the Companies Act as a duty to exercise the care, diligence, and skill that a reasonably prudent person would exercise in comparable circumstances. Both a directors’ fiduciary duty and duty of care are owed to the Company itself.

The scope of a directors’ fiduciary duties include a:

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders and the Company’s other stakeholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the Company and their personal interests (including deriving personal profits from any such conflict); and

●	duty to exercise independent judgment.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated bye-laws or alternatively by shareholder approval at general meetings.

All of our officers and certain of our directors have fiduciary and contractual duties to the Sponsor and to certain companies in which the Sponsor has invested or is otherwise affiliated with. These entities may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. None of the members of our management team who are also employed by our sponsor or its affiliates have any obligation to present us with any opportunity for a potential Business Combination of which they become aware, subject to his or her fiduciary duties under Bermuda law. Our sponsor and directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial Business Combinations, prior to us completing our initial Business Combination, and any such involvement may result in conflicts of interests as described above. Our management team, in their capacities as directors, officers or employees of our sponsor or its affiliates or in their other endeavors (including other special purpose acquisition companies they are or may become involved with), may choose to present potential Business Combinations to the related entities described above, current or future entities affiliated with or managed by our sponsor, or third parties, before they present such opportunities to us, subject to his or her fiduciary duties under Bermuda law and any other applicable fiduciary duties.

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Bermuda law. Our amended and restated bye-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Risks Relating to Our Management Team and Conflicts of Interest—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

We do not believe, however, that the fiduciary duties or contractual obligations of our directors or officers will materially affect our ability to identify and pursue Business Combination opportunities or complete our initial Business Combination. You should not rely on the historical record of our founders’ and management’s performance as indicative of our future performance. See “Item 1A. Risk Factors—General Risk Factors—Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in the Company.”

Potential investors should also be aware of the following potential conflicts of interest:

●	None of our directors or officers is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our directors and officers may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a description of our management’s other affiliations, see below “Item 10. Directors, Executive Officers and Corporate Governance.—Directors and Officers.”

●	Our initial shareholders, directors and officers have agreed to waive their redemption rights with respect to any alignment shares held by them in connection with the consummation of our initial Business Combination. Additionally, our initial shareholders have agreed to waive their redemption rights with respect to their alignment shares if we fail to consummate our initial Business Combination within 18 months after the closing of the Initial Public Offering. However, if our initial shareholders (or any of our directors, officers or affiliates) acquire public shares, they will be entitled to liquidate distributions from the trust account with respect to such public shares if we fail to consummate our initial Business Combination within the prescribed time frame. If we do not complete our initial Business Combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Pursuant to a letter agreement that our initial shareholders, directors and officers have entered into with us, with certain limited exceptions, the alignment shares will not be transferable, assignable or salable by our initial shareholders until the earlier of: (1) one year after the completion of our initial Business Combination; and (2) subsequent to our initial Business Combination; (x) if the last reported sale price of our Class A shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, rights issuances, consolidations, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination or (y) the date on which we complete a liquidation, merger, amalgamation share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the shares underlying such Warrants will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial Business Combination. Since our Sponsor and directors and officers may directly or indirectly own shares and Warrants, our directors and officers may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Our sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans. These loans will be non-interest bearing, unsecured and would be due at the earlier of the closing of our initial Business Combination and our liquidation if we have not completed an initial Business Combination with the allotted time period. If we complete our initial Business Combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,500,000 of such loans may be convertible into Warrants at a price of $1.00 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

●	Our directors and officers may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.

●	Our directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our directors and officers have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our directors and officers currently have fiduciary duties or contractual obligations that may pose a conflict of interest with us:

Individual	Entity	Entity’s Business	Affiliation
John Fredriksen	Golden Ocean Group Limited	Shipping	Director
	Frontline Ltd	Deep Sea Foreign Transportation of Freight	Director
Gunnar Eliassen	NorAm Drilling Company AS	Drilling Oil & Gas Wells	Director
Jan Erik Klepsland	Archer Limited	Oil and Gas Field Services	Director
Ole-Eirik Lerøy	Framar AS	Investment	Managing director
	Brinken 20 Næring AS	Investment	Managing director
	Framar Eiendom AS	Investment	Chairman
	Mile Maritim AS	Investment	Chairman
	Kirkeveien 50 AS	Investment	Chairman
	Fairline Charter AS	Investment	Chairman
	Mowi ASA	Seafood	Chairman
	Mile Investering AS	Investment	Chairman
	Hjellestadveien 313 AS	Investment	Chairman
	Profond AS	Investment	Chairman
	Brinken Holding AS	Investment	Director
	New Nomadic Short Sea Shipping AS	Shipping	Director
	Seksjonssameiet Maaseskjæret Inma AS	Investment	Director
	Nomadic Shipping AS	Shipping	Director
	In Invest AS	Investment	Director
	Vitali Holding AS	Investment	Director
Cato Stonex	Árima Real Estate SOCIMI, S.A.	Property	Director
	Albemarle Ship Investments LLP	Finance	Director
	Axcent Partners LLP	Finance	Director
	Buck’s Club Limited	Club	Director
	Cato Stonex Limited	Investment	Director
	CHS Ventures Limited	Finance	Director
	CS Ventures Limited	Finance	Director
	John Chapman Limited	Consumer Goods	Chairman
	Partners Investment Company (2017) Limited	Finance	Partner
	Partners Investment Company LLP	Finance	Partner
	Petworth Art LLP	Fine Art	Member
	Roundwood Partners LLP	Fine Art	Member
	Sloane Residents LLP	Resident Association	Director
	Taube Hodson Stonex Partners (UK) Limited	Finance	Director
	Taube Hodson Stonex Partners LLP	Finance	Director
	Union Jacques Limited	Hospitality	Director
	Westmorland Spirits Limited	Consumer Goods	Director
	THSP Limited	Finance	Director
	Obotritia Capital KGaA	Finance	Director
	The Latitude Hotels	Hospitality	Director
Group Ltd

Individual	Entity	Entity’s Business	Affiliation
James O’Shaughnessy	Archer Limited	Oil and Gas Field Services	Director
	Frontline Ltd.	Deep Sea Foreign Transportation of Freight	Director
	Golden Ocean Group Limited	Shipping	Director
	SFL Corporation Ltd.	Ship Chartering	Director
	Avance Gas Holding Ltd	Gas Services	Director
	CG Group	Insurance	Director
	Catalina General Insurance	Insurance	Director
Tore Myrholt	TM Partnership Ltd	Consultancy	Chairman
	Enodden AS	Investment	Chairman
	TM Blue Advisory Group LLC	Consultancy	Chairman
Annika Sigfrid	Ansinva AB	Advisory and Consultancy	Director
	Creaspac	SPAC	Director

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities (or any other entity, including additional special purpose acquisition companies, they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Bermuda law. Our amended and restated bye-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our sponsor, directors or officers. In the event we seek to complete our initial Business Combination with such a company, we, or a committee of independent and disinterested directors, would obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire that such an initial Business Combination is fair to our company from a financial point of view.

In addition, our Sponsor or any of its affiliates may make additional investments in the Company in connection with the initial Business Combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial Business Combination.

In the event that we submit our initial Business Combination to our public shareholders for a vote, our initial shareholders, directors and officers have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any alignment shares (and their permitted transferees will agree) and public shares held by them in favor of our initial Business Combination.

Item 11. Executive Compensation.

Officer and Director Compensation

None of our directors or officers have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we will pay one or more affiliates of our sponsor a total of $10,000 per month for office space, administrative support and personnel services. Our sponsor, directors and officers, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, directors, officers or our or any of their respective affiliates. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. On June 29, 2021, our sponsor transferred 10,000 alignment shares to each of John Fredriksen, Ole-Eirik Lerøy, Cato Stonex, James O’Shaughnessy, Tore Myrholt and Annika Sigfrid, our directors.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed Business Combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our directors and officers that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combination should be a determining factor in our decision to proceed with any potential Business Combination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 22, 2022 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Shares
One Fin Capital Management LP(3)	2,000,000	7.0%
Citadel Advisors LLC(4)	1,850,000	6.4%
Adage Capitals Partners, L.P.(5)	1,750,000	6.09%
Calamos Market Neutral Income Fund, a series of Calamos Investment Trust(6)	1,500,000	5.2%
Sloane Square Capital Holdings Ltd. (our sponsor)(2)(6)	1,190,000	4.53%
John Fredriksen(2)(6)	10,000	*
Ole-Eirik Lerøy(6)	10,000	*
Cato Stonex(6)	10,000	*
James O’Shaughnessy(6)	10,000	*
Tore Myrholt(6)	10,000	*
Annika Sigfrid(6)	10,000	*
Gunnar Eliassen	0	*
Jan Erik Klepsland	0	*
All directors and officers as a group (eight individuals)(6)	60,000	*%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of Sloane Square Capital Holdings Ltd., John Fredriksen, Ole-Eirik Lerøy, Cato Stonex, James O’Shaughnessy, Tore Myrholt and Annika Sigfrid is c/o ST Energy Transition I Ltd., Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, HM08, Bermuda.
(2)	Sloane Square Capital Holdings Ltd., our sponsor, is the record holder of 1,377,500 alignment shares. Oak Trustees (Jersey) Limited is the trustee of a trust established by John Fredriksen for the benefit of his immediate family members. Mr. Fredriksen may be deemed to beneficially own 1,377,500 alignment shares through his indirect influence over Sloane Square Capital Holdings Ltd., the shares of which are held in the Trust. The trust is the sole shareholder of Transition Energy Holdings Ltd., which is in turn the sole shareholder of Sloane Square Capital Holdings Ltd., and therefore the trust is the indirect owner of Sloane Square Capital Holdings Ltd. As such, Oak Trustees (Jersey) Limited may be deemed to beneficially own the alignment shares that are beneficially owned by our Sponsor. Mr. Fredriksen disclaims beneficial ownership of the 1,377,500 alignment shares beneficially owned by Sloane Square Capital Holdings Ltd. except to the extent of his voting and dispositive interests in such alignment shares. Mr. Fredriksen has no pecuniary interest in the 1,377,500 alignment shares beneficially owned by Sloane Square Capital Holdings Ltd.

(3)	According to a Schedule 13G filed with the SEC on December 13, 2021, each of One Fin Capital Master Fund LP, One Fin Capital Management LP, One Fin Capital GP LLC and David MacKnight share voting and dispositive power with regard to 2,000,000 Class A ordinary shares of the Company. The business address for each is One Letterman Drive, Building C, Suite C3-400, San Francisco, CA 94129.
(4)	According to a Schedule 13G filed with the SEC on December 17, 2021, and amended on February 14, 2022, each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC share voting and dispositive power with regard to 1,850,000 Class A ordinary shares of the Company, Citadel Securities LLC shares voting and dispositive power with regard to 24,556 Class A ordinary shares of the Company, Citadel Securities Group LP and Citadel Securities GP LLC shares voting and dispositive power with regard to 24,556 Class A ordinary shares of the Company, and Kenneth Griffin shares voting and dispositive power with regard to 1,874,556 Class A ordinary shares of the Company. The business address for each is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.
(5)	According to a Schedule 13G filed with the SEC on December 17, 2021, each of Adage Capital Partners, L.P., Adage Capital Partners GP, L.L.C., Adage Capital Advisors, L.L.C., Robert Atchinson and Phillip Gross share voting and dispositive power with regard to 1,750,000 Class A ordinary shares of the Company. The business address for each is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G filed with the SEC on February 8, 2022, Calamos Market Neutral Income Fund, a series of Calamos Investment Trust, has sole voting and dispositive power with regard to 1,500,000 Class A ordinary shares of the Company. The business address for each is 2020 Calamos Court, Naperville, IL 60563.
(6)	Interests shown consist solely of alignment shares, classified as Class B shares. Such shares will convert into Class A shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in the prospectus related to the Initial Public Offering.

Our initial shareholders beneficially own 100% of the issued and outstanding Class B shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the alignment shares. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On April 9, 2021, the Company issued an aggregate of 1,725,000 Class B shares (the “Alignment Shares” or “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the Class A shares issued in the Initial Public Offering. On November 6, 2021, the Sponsor forfeited 287,500 Class B shares of the Company, resulting in a decrease in the total number of Class B ordinary shares outstanding from 1,725,000 to 1,437,500. All shares and associated amounts have been retroactively restated to reflect the share surrender. Up to 187,500 of the Alignment Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment is exercised and, in addition, the initial shareholders have agreed to forfeit alignment shares to the extent necessary in connection with any changes to the terms or size of our offering of SAILSM securities. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture. The Alignment Shares are entitled to a number of votes representing 20% of the Company’s outstanding ordinary shares prior to the completion of the initial Business Combination.

The Initial Shareholders have agreed not to transfer, assign or sell any of their Alignment Shares and any of their Class A shares deliverable upon conversion of the Alignment Shares for 30 days following the completion of an initial Business Combination. In connection with this arrangement, the Initial Shareholders have also agreed not to transfer, assign or sell any of their Alignment Shares until the earlier to occur of: (i) 30 days after the completion of our initial Business Combination and (ii) the date on which the Company completes a liquidation, merger, amalgamation, capital share exchange or other similar transaction after the initial Business Combination that results in all of its shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances as described in the prospectus. Further, in connection with this arrangement, the Initial Shareholders have also agreed not to transfer, assign or sell any of their Private Placement Warrants and any Class A shares issued upon conversion or exercise thereof until 30 days after the completion of the initial Business Combination, except to permitted transferees. Any permitted transferees will be subject to the same restrictions and other agreements of the Initial Shareholders with respect to any Alignment Shares and Private Placement Warrants.

Private Placement Warrants

On December 7, 2021, simultaneous with the consummation of the Initial Public Offering, the Company consummated the private placement of 10,750,000 Private Placement Warrants at a price of $1.00 per private placement warrant, generating total proceeds of $10,750,000. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. $1,312,500 was placed in the trust account as of December 7, 2021, relating to the sale of additional private placement warrants. The remainder of the total proceeds were placed in the trust account on December 9, 2021, when the additional SAILSM securities and private placement warrants were issued.

Each Private Placement Warrant is identical to the warrants offered in the Initial Public Offering, except that there are no redemption rights or liquidating distributions from the trust account with respect to Private Placement Warrants, which will expire worthless if we do not consummate a Business Combination within the Business Combination Period.

If we do not complete an Initial Business Combination within 18 months from the closing of the Public Offering or during any Business Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the working capital loans (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Notes

The Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company working capital loans for a period of 12 months beginning February 15, 2022. Such working capital loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the working capital loans but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2021, there were no outstanding related party loans.

Our Sponsor agreed to loan us an aggregate of up to $1,300,000 pursuant to a promissory note signed February 16, 2022. This loan is non-interest bearing and is due and payable in full on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination, unless accelerated upon the occurrence of an event of default as described therein. The Company drew down on this promissory note in full on March 25, 2022.

Administrative Services Agreement

Commencing on the date of the prospectus and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last fiscal year include:

For the Year ended December 31, 2021
Audit Fees(1)	$95,000
Audit-Related Fees(2)	$—
Tax Fees(3)	$—
All Other Fees(4)	$—
Total	$95,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibits
3.1(1)	Amended and Restated Bye-laws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
4.1(1)	Warrant Agreement, dated December 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
4.2*	Description of the Company’s Securities
10.1(1)	Letter Agreement, dated December 2, 2021, among the Company, the Sponsor and each director and officer of the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.2(1)	Investment Management Trust Agreement, dated December 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.3(1)	Registration Rights Agreement, dated December 7, 2021, among the Company, the Sponsor and the holders therein (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.4(1)	Sponsor Warrants Purchase Agreement, dated December 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.5(1)	Indemnity Agreement, dated December 2, 2021, by and among the Company and each director and officer of the Company (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.6(1)	Administrative Services Agreement, dated December 2, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.7*	Convertible Promissory Note, dated February 16, 2022, between the Company and the Sponsor.
14.01*	Code of Ethics and Business Conduct of ST Energy Transition I Ltd.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST Energy Transition I Ltd.

Date: March 30, 2022	/s/ James O’Shaughnessy
	By:	James O’Shaughnessy
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Gunnar Eliassen
Name:	Gunnar Eliassen
Title:	Chief Executive Officer (Principal Executive Officer)
Date:	March 30, 2022

/s/ Jan Erik Klepsland
Name:	Jan Erik Klepsland
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 30, 2022

/s/ John Fredriksen
Name:	John Fredriksen
Title:	Director (Chairman)
Date:	March 30, 2022

/s/ Ole-Eirik Lerøoy
Name:	Ole-Eirik Lerøoy
Title:	Director
Date:	March 30, 2022

/s/ Cato Stonex
Name:	Cato Stonex
Title:	Director
Date:	March 30, 2022

/s/ James O’Shaughnessy
Name:	James O’Shaughnessy
Title:	Director
Date:	March 30, 2022

/s/ Tore Myrholt
Name:	Tore Myrholt
Title:	Director
Date:	March 30, 2022

/s/ Annika Sigfrid
Name:	Annika Sigfrid
Title:	Director
Date:	March 30, 2022