Form 10-Q
period 2022-03-31
ST Energy Transition I Ltd.
filed 2022-05-16
CIK 1858684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

ST Energy Transition I Ltd.

(Exact name of registrant as specified in its charter)

Bermuda	001-41119	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Par-la-Ville Place, 4th Floor 14 Par-la-Ville Road Hamilton, Bermuda	HM08
(Address Of Principal Executive Offices)	(Zip Code)

+1 (441) 295-6935

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of May 11, 2022, there were 28,750,000 of the Registrant’s Class A shares, par value $0.0001 per share, and 1,437,500 of the Registrant’s Class B shares, par value $0.0001 per share, issued and outstanding.

ST ENERGY TRANSITION I LTD.

Form 10-Q

For the Quarter Ended March 31, 2022

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ST ENERGY TRANSITION I LTD.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$1,447,828	$774,855
Prepaid Expenses - Current	677,801	612,120
Total Current Assets	2,125,629	1,386,975
Prepaid Expenses – Non-Current	392,540	539,195
Investments Held in Trust	291,843,099	291,813,714
TOTAL ASSETS	$294,361,268	$293,739,884

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued Expenses	$1,549,388	$1,775,315
Accounts Payable – Related Party	191,258	191,258
Total Current Liabilities	1,740,646	1,966,573
Promissory Note – Related Party	1,300,000	—
Warrant Liability	8,988,750	19,299,375
Underwriter’s Fee Payable	10,062,500	10,062,500
Total Liabilities	22,091,896	31,328,448

Commitments and Contingencies (Note 6)
Class A Ordinary Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of $10.15	291,812,500	291,812,500

Shareholders’ Deficit
Preferred Shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional Paid-in Capital	—	—
Accumulated Deficit	(19,543,272)	(29,401,208)
Total Shareholders’ Deficit	(19,543,128)	(29,401,064)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$294,361,268	$293,739,884

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the Three Months Ended March 31, 2022
Operating expenses	$482,092

Loss from operations	(482,092)

Other income:
Interest income	29,403
Change in fair value of warrant liability	10,310,625

Other income, net	10,340,028

Net income	$9,857,936

Basic and diluted Weighted average shares outstanding of Class A ordinary shares	28,750,000

Basic and diluted net income per share, Class A ordinary shares	$0.33

Basic and diluted Weighted average shares outstanding, Class B ordinary shares	1,437,500

Basic and diluted net income per share, Class B ordinary shares	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENDED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	1,437,500	$144	$—	$(29,401,208)	$(29,401,064)
Net income	—	—	—	—	—	9,857,936	9,857,936
Balance—March 31, 2022 (unaudited)	—	$—	1,437,500	$144	$—	$(19,543,272)	$(19,543,128)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

For the Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$9,857,936
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(10,310,625)
Interest earned on investments held in Trust Account	(29,385)
Changes in operating assets and liabilities:
Prepaid expenses	80,974
Accounts payable and accrued expenses	(225,927)
Net cash used in operating activities	(627,027)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,300,000
Net cash provided by financing activities	1,300,000

Net Change in Cash	672,973
Cash at December 31, 2021	774,855
Cash at March 31, 2022	$1,447,828

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

ST Energy Transition I Ltd. (the “Company”) is a blank check company incorporated in Bermuda on April 9, 2021. The Company was formed for the purpose of effectuating a merger, amalgamation, capital share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2022, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through March 31, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 25,000,000 SAILSM securities (the “SAIL securities”). Each SAIL security consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Shares”), and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

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

Following the closing of the Initial Public Offering on December 7, 2021, an amount of $253,750,000 (equal to $10.15 per unit), comprised of $245,000,000 of the proceeds from the Initial Public Offering and $8,750,000 of the proceeds of the sale of the Private Placement Warrants in the Initial Private Placement, was placed in a U.S.-based trust account (the “Trust Account”) at J.P. Morgan Chase Bank, N.A. maintained by Continental Share Transfer & Trust Company, acting as trustee.

On December 9, 2021, the underwriters exercised their over-allotment option and purchased an additional 3,750,000 SAILSM securities at a price of $10.00 per SAIL security, generating total gross proceeds of $37,500,000 (the “Over-Allotment Option”). Simultaneously, the Company completed the Private Placement of an aggregate of 1,312,500 Private Placement warrants at a price of $1.00 per Private Placement Warrant, generating total gross proceeds of $1,312,500 (the “Option Private Placement Warrant”). A total of $38,062,500 (equal to $10.15 per unit), comprised of $36,750,000 of the proceeds from the closing of the Over-Allotment Option (which amount includes $1,312,500 of the underwriters’ deferred discount) and $1,312,500 of the proceeds of the sale of the Private Placement Warrants in the Option Private Placement, was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

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

The Company must complete an initial Business Combination with one or more target businesses having an aggregate fair market value of at least 80% of the net investments held in the Trust Account (as defined below) (excluding the taxes payable on the income earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination and that a majority of our independent directors approve such initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise is not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per SAILSM securities sold in the Initial Public Offering, including certain proceeds from the sale of the Private Placement Warrants, will be held in a trust account located in the United States at J.P. Morgan Chase Bank, N.A. with Continental Share Transfer & Trust Company acting as trustee, and held as cash or invested only in U.S. “government securities,” within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of an initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced military operations in Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the global economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management is currently evaluating the impact of the COVID-19 pandemic on the industries in which a Business Combination target is sought and has preliminarily concluded that, while it is reasonably possible that the COVID-19 pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $291,843,099 cash held in the Trust Account and $1,447,828 held outside of the Trust Account. Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000 (see Note 5). The loan is non-interest bearing and due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. In the three months ended March 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company. On March 25, 2022, pursuant to a promissory note between the Sponsor and the Company signed on February 16, 2022, the Company drew $1,300,000 on the loan with the Sponsor. Accordingly, management has determined that sufficient capital exists to sustain operations for one year from the date of this filing.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022, and December 31, 2021. The Company had $1,447,828 and $774,855 of cash as of March 31, 2022 and December 31, 2021, respectively.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 Distinguishing Liabilities from Equity. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as at March 31, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

As at March 31, 2022 and December 31, 2021, the Class A shares reflected in the condensed balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,925,000)
Class A shares issuance costs	(16,779,541)
Plus:
Re-measurement of carrying value to redemption value	32,017,041
Class A shares subject to possible redemption, March 31, 2022 and December 31, 2021	$291,812,500

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist of legal, accounting and other expenses incurred through December 31, 2021, that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities. No offering costs were recorded for the three months ended March 31, 2022.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class method in calculating net income per ordinary share. Basic income per ordinary share is computed by dividing net income applicable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 Class B shares that were subject to forfeiture if the over-allotment was not exercised by the underwriters which gives retroactive effect to the share recapitalization which occurred on November 6, 2021 as described in Notes 5 and 9. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 Class B shares were no longer subject to forfeiture.

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net income per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented. Re-measurement associated with the Class A shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income per ordinary share is as follows:

	For the Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$9,388,510	$469,426
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,750,000	1,437,500
Basic and diluted net income per ordinary share	$0.33	$0.33

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then revalued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

On December 9, 2021, the underwriters exercised their over-allotment option and purchased an additional 3,750,000 SAILSM securities at a price of $10.00 per SAIL, generating additional gross proceeds of $37,500,000.

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

Promissory Note—Related Party

On April 30, 2021, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As loan expired on December 31, 2021, the Company can no longer draw down on this note.

Related Party Loans

The Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the loans but no proceeds held in the Trust Account would be used to repay the loans.

On February 16, 2022, the Company entered into a promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of March 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be de minimis. As the amount is de minimis, the Company did not record the conversion option liability and the relating debt discount in the March 31, 2022, condensed financial statements.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of the Company. As of March 31, 2022 and December 31, 2021, this amount remains outstanding and is classified as a related party payable on the Company’s condensed balance sheets.

Administrative Services Agreement

Commencing on the date of the prospectus related to our Initial Public Offering and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of loans made to the Company by the Sponsor (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements. The registration rights agreement does not contain liquidating damages, penalty provisions, or other cash settlement provisions resulting from delays in registering the Company’s securities.

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

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A shares with a par value of $0.0001 per share. Holders of the Company’s Class A shares are entitled to one vote for, each share. As of March 31, 2022 and December 31, 2021, there were 28,750,000 Class A shares outstanding which were subject to possible redemption, and are classified outside of permanent equity in the balance sheet.

NOTE 9. SHAREHOLDERS’ DEFICIT

Class A ordinary shares — The Company is authorized to issue up to 500,000,000 Class A shares, $0.0001 par value. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 Class A shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue up to 50,000,000 Class B ordinary shares, $0.0001 par value. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 1,437,500 Class B ordinary shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B ordinary shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor agreed to forfeit Alignment Shares to the extent necessary in connection with any changes to the terms or size of our Initial Public Offering, in each case so that the number of Founder Shares will equal 5% of the Class A ordinary shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

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

As at March 31, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $291,843,099 and $291,813,714 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,843,099	—	—
Liabilities:
Public Warrants	4,887,500	—	—
Private Placement Warrants	—	—	4,101,250

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,813,714	—	—
Liabilities:
Public Warrants	—	—	10,493,750
Private Placement Warrants	—	—	8,805,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. During the period there were transfers to/from Levels 1 and 3.

Level 1 instruments include investments in mutual funds invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The Company established the initial fair value of the warrants on December 7, 2021, the date of the consummation of the Company’s Initial Public Offering. The Company allocated the proceeds received from (i) the sale of the SAILSM securities to the redeemable Class A Shares and public warrants based on the with or without method by first allocating to the estimated fair value of the public warrants then to the redeemable Class A Shares, and (ii) the sale of the private placement warrants to the estimated fair value of the private placement warrants with the remainder being recorded through additional paid in capital.

The key inputs into the binomial lattice formula model were as follows:

	March 31, 2022	December 31, 2021
Input	Private Warrants	Public Warrants	Private Warrants
Share Price	$9.86	$9.65	$10.01
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	2.40%	1.28%	1.28%
Volatility	5.4%	12.9%	12.9%
Term	5 years	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.34	$0.73	$0.73

The Private Placement Warrants were initially and subsequently valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model and at March 31, 2021 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

	Public Warrants	Private Warrants
Initial Measurement on December 7, 2021	10,925,000	9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625
Transfer of Public Warrants to Level 1	(10,493,750)	—
Change in valuation inputs or other assumptions(1)	—	(4,704,375)
Fair Value as of March 31, 2022	$—	$4,101,250

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statement of Operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ST Energy Transition I Ltd.,” “our,” “us” or “we” refer to ST Energy Transition I Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Bermuda exempted company limited by shares formed for the purpose of effecting a Business Combination. While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders. Our sponsor is Sloane Square Capital Holdings Ltd. (the “Sponsor”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

Liquidity and Capital Resources

On December 7, 2021, the Company consummated its Initial Public Offering of 28,750,000 SAILSM securities, including 3,750,000 SAILSM securities from the underwriters’ full exercise of the over-allotment option, generating gross proceeds of $287,500,000.

Simultaneously with the consummation of the Initial Public Offering and the issuance and sale of the SAILSM securities, the Company consummated the private placement of 12,062,500 Private Placement Warrants, including 1,312,500 private placement warrants from the underwriters’ exercise of the over-allotment option, at a price of $1.00 per Private Placement Warrant, generating $12,062,500.

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

As of March 31, 2022, we had $291,843,099 of investments held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $1,447,828 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As this loan matured on December 31, 2021, the Company can no longer draw down on this note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the quarterly period ended March 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Results of Operations

Our only activities from inception through March 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2022, we had a net income of $9,857,936, which is comprised of operating costs of $482,092, a change in the fair value of the warrant liability of $10,310,625, and interest earned on investments held in trust and an operating bank account of $29,403.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, administrative support and personnel services provided to us by an affiliate of our Sponsor. As of March 31, 2022, we had $30,000 accrued for administrative services.

Registration Rights Agreement

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued upon conversion of the loans made to the Company by the Sponsor (and in each case holders of their component securities, as applicable) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering, requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A shares). The holders of the majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of March 31, 2022, there is $10,062,500 outstanding underwriters’ fee payable.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a binomial lattice model. The more significant estimates made by management in these fair value determinations are around the inputs used in the fair value model, with volatility being the most judgmental of those inputs. A 1% increase in volatility would increase the Company’s warrant liability by approximately $2,400,000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, out principal executive office the principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As described below, during the first quarter of 2022, we remediated the material weakness in internal control over financial reporting that we identified as of December 31, 2021. There were no other material changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the first quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for the sale of private placement warrants and accrued expenses. These enhancements include our implementation of additional procedures to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents as well as increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed during the fiscal quarter ended March 31, 2022.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, except for the following:

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements, our business combination may be contingent on our ability to comply with certain laws and regulations and any post-business combination company may be subject to additional laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations. In addition, those laws and regulations and their interpretation and application may change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Our Sponsor agreed to loan us an aggregate of up to $1,300,000 pursuant to a promissory note signed February 16, 2022. This loan is non-interest bearing and is due and payable in full on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination, unless accelerated upon the occurrence of an event of default as described therein. The Company drew down on this promissory note in full on March 25, 2022. Pursuant to the terms of that promissory note, the Sponsor may, at any time on or prior to the maturity date, convert up to $1,300,000 into whole warrants to purchase Class A shares of the Company at a conversion price equal to $1.00 per warrant. The warrants and Class A shares issuable upon exercise of the warrants would constitute “registrable securities” pursuant to the Registration Rights Agreement, dated December 2, 2021, among the Sponsor, the Company and the other parties thereto.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Bye-laws of the Company (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 7, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2022	ST ENERGY TRANSITION I LTD.

	By:	/s/ Gunnar Eliassen
	Name:	Gunnar Eliassen
	Title:	Chief Executive Officer

By:	/s/ Jan Erik Klepsland
Name:	Jan Erik Klepsland
Title:	Chief Financial Officer