Form 10-Q
period 2022-06-30
ST Energy Transition I Ltd.
filed 2022-08-12
CIK 1858684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, there were 28,750,000 of the Registrant’s shares designated as “class A ordinary shares”, par value $0.0001 per share “Class A Shares”, and 1,437,500 of the registrant’s shares designated as “class B ordinary shares”, par value $0.0001 per share “Class B Shares”, issued and outstanding.

ST ENERGY TRANSITION I LTD.

Form 10-Q

For the Quarter Ended June 30, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Interim Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Interim Statements of Operations for the Three and Six Months Ended June 30, 2022 and for the period from April 9, 2021 (Inception) through June 30, 2021(Unaudited)	2
	Condensed Interim Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022 and for the period from April 9, 2021 through June 30, 2021 (Unaudited)	3
	Condensed Interim Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the period from April 9, 2021, through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	28

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$912,643	$774,855
Prepaid Expenses - Current	638,696	612,120
Investments Held in Trust	292,237,146	—
Total Current Assets	293,788,485	1,386,975
Prepaid Expenses – Non-Current	245,337	539,195
Investments Held in Trust	—	291,813,714
TOTAL ASSETS	$294,033,822	$293,739,884

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued Expenses	$1,150,483	$1,775,315
Accounts Payable – Related Party	191,258	191,258
Convertible Promissory Note – Related Party - Current	1,300,000	—
Warrant Liability - Current	6,609,375	—
Underwriter’s Fee Payable - Current	10,062,500
Total Current Liabilities	19,313,616	1,966,573
Warrant Liability – Non-Current	—	19,299,375
Underwriter’s Fee Payable – Non-Current	—	10,062,500
Total Liabilities	$19,313,616	$31,328,448

Commitments and Contingencies (Note 6)
Class A Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of $10.15	292,237,146	291,812,500

Shareholders’ Deficit
Undesignated Shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	—	—
Class B Shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional Paid-in Capital	—	—
Accumulated Deficit	(17,517,084)	(29,401,208)
Total Shareholders’ Deficit	$(17,516,940)	$(29,401,064)

TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$294,033,822	$293,739,884

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022	For the period from April 9, 2021 (inception) through June 30, 2021
Operating expenses	$322,878	$804,970	$5,800
Loss from operations	(322,878)	(804,970)	(5,800)
Other income:
Interest income	394,337	423,740	—
Change in fair value of warrant liability	2,379,375	12,690,000	—
Other income	2,773,712	13,113,740	—
Net income/(loss)	$2,450,834	$12,308,770	$(5,800)
Basic and diluted Weighted average shares outstanding of Class A Shares	28,750,000	28,750,000	—
Basic and diluted net income/(loss) per share, Class A Shares	$0.08	$0.41	$—
Basic and diluted Weighted average shares outstanding, Class B Shares	1,437,500	1,437,500	1,500,000
Basic and diluted net income/(loss) per share, Class B Shares	$0.08	$0.41	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENDED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	—	$—	1,437,500	$144	$—	$(29,401,208)	$(29,401,064)

Net income	—	—	—	—	—	9,857,936	9,857,936
Balance - March 31, 2022	—	$—	1,437,500	$144	$—	$(19,543,272)	$(19,543,128)
Remeasurement of Class A Shares subject to possible redemption	—	—	—	—	—	(424,646)	(424,646)

Net income	—	—	—	—	—	2,450,834	2,450,834
Balance - June 30, 2022	—	$—	1,437,500	$144	$—	$(17,517,084)	$(17,516,940)

ST ENERGY TRANSITION I LTD.

CONDENDED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 9, 2021 (INCEPTION) THROUGH JUNE 30, 2021

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 9, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B Shares to sponsors(1)	—	—	1,725,000	173	24,827	—	25,000

Net loss	—	—	—	—	—	(5,800)	(5,800)
Balance - June 30, 2021	—	$—	1,725,000	$173	$24,827	$(5,800)	$19,200

(1)	Includes an aggregate of up to 225,000 Class B Shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2022	For the Period from April 9, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income/(loss)	$12,308,770	$(5,800)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Change in fair value of warrant liability	(12,690,000)	—
Interest earned on investments held in Trust Account	(423,432)	—
Changes in operating assets and liabilities:
Formation expenses in exchange for issuance of Class B Shares to Sponsor	—	5,800
Prepaid expenses	267,282	—
Accounts payable and accrued expenses	(624,832)	—
Net cash used in operating activities	(1,162,212)	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,300,000	—
Net cash provided by financing activities	1,300,000	—

Net Change in Cash	137,788	—
Cash at the beginning of the period	774,855	—
Cash at the end of the period	$912,643	$—

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$340,000
Deferred offering costs paid by sponsor in exchange for issuance of Class B Shares	$—	$25,000
Remeasurement of Class A Shares subject to possible redemption	$424,646	—

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

As of June 30, 2022, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through June 30, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 25,000,000 SAILSM securities (the “SAIL securities”). Each SAIL security consists of one Class A Share, $0.0001 par value per share , and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Bye-laws provide provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2023 to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 7, 2023.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2023 to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete the initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 7, 2023.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022, and December 31, 2021. The Company had $912,643 and $774,855 of cash as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust

At June 30, 2022 and December 31, 2021, the investments were held in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

The fair value at the grant date of the 60,000 shares transferred to the Company’s directors was $106,000 or $1.76 per share. Upon consummation of an initial business combination, the Company will recognize $106,000 in compensation expense.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 Distinguishing Liabilities from Equity. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed interim balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Class A Shares resulted in charges against additional paid-in capital and accumulated deficit.

As of June 30, 2022 and December 31, 2021, the Class A Shares reflected in the condensed interim balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,925,000)
Class A Shares issuance costs	(16,779,541)
Plus:
Re-measurement of carrying value to redemption value	32,017,041
Class A Shares subject to possible redemption at December 31, 2021	$291,812,500
Plus:
Remeasurement of carrying value to redemption value	424,646
Class A Shares subject to possible redemption at June 30, 2022	$292,237,146

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of legal, accounting and other expenses incurred through December 7, 2021, that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A Shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities. No offering costs were recorded for the six months ended June 30, 2022.

Net Income/(loss) Per Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company applies the two-class method in calculating net income/(loss) per share. Basic income/(loss) per share is computed by dividing net income/(loss) applicable to shareholders by the weighted average number of shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 225,000 Class B Shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net income/(loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net income/(loss) per share is the same as basic net income/(loss) per share for the periods presented. Remeasurement associated with the Class A Shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income/(loss) per share is as follows:

	For the Three Months Ended June 30, 2022		For the Six Months Ended June 30, 2022		For the Period from April 9, 2021 (Inception) through June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income/(loss) per share
Numerator:
Allocation of net income/(loss), as adjusted	$2,334,127	$116,706	$11,722,638	$586,132	$—	$(5,800)
Denominator:
Basic and diluted weighted average shares outstanding	28,750,000	1,437,500	28,750,000	1,437,500	—	1,500,000
Basic and diluted net income/(loss) per share	$0.08	$0.08	$0.41	$0.41	$(0.00)	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement”, approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

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

NOTE 3. INITIAL PUBLIC OFFERING

On December 7, 2021, the Company consummated its Initial Public Offering of 25,000,000 SAILSM securities. Each SAILSM security consists of one Class A Share, $0.0001 par value per share , and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

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

NOTE 5. RELATED PARTY TRANSACTIONS

Alignment Shares

On April 9, 2021, the Company issued an aggregate of 1,725,000 Class B Shares (the “Alignment Shares” or “Founder Shares”) to the Sponsor for an aggregate purchase price of $25,000. The number of Alignment Shares issued was determined based on the expectation that such Alignment Shares would represent 5% of the Class A Shares issued in the Initial Public Offering. On June 29, 2021, the Sponsor transferred 10,000 Alignment Shares to each of our directors. On November 6, 2021, the Sponsor forfeited 287,500 Class B Shares of the Company, resulting in a decrease in the total number of Class B Shares outstanding from 1,725,000 to 1,437,500 (Note 9). All shares and associated amounts have been retroactively restated to reflect the share surrender. Up to 187,500 of the Founder Shares were subject to forfeiture depending on the extent to which the underwriters’ over-allotment was exercised and, in addition, the initial shareholders agreed to forfeit alignment shares to the extent necessary in connection with any changes to the terms or size of our offering of SAILSM securities. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture. The Founder Shares are entitled to a number of votes representing 20% of the Company’s outstanding shares prior to the completion of the initial Business Combination.

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

Promissory Note—Related Party

On April 30, 2021, the Sponsor agreed to loan the Company an aggregate amount of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note is non-interest bearing and is payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As the loan expired on December 31, 2021, the Company can no longer draw down on this note.

Related Party Loans

The Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans.

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of June 30, 2022 and March 31, 2022. Management determined that there was an embedded conversion feature related to the note that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be approximately $0. As such there was no conversion option liability and the related debt discount in the June 30, 2022, condensed interim financial statements recorded.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of the Company. As of June 30, 2022 and December 31, 2021, this amount remains outstanding and is classified as a related party payable on the Company’s condensed interim balance sheets.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters are entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As the Company is within 12 months of their mandatory liquidation date, this liability is now classified as current on the balance sheet.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM securities at a price of $10.00 per SAILSM security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM securities were placed in the Trust Account.

NOTE 7. WARRANT LIABILITY

The Company will account for the 26,437,500 warrants — 12,062,500 Private Placement Warrants and the 14,375,000 Public Warrants — which were issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As the Company is within 12 months of their mandatory liquidation date, this liability is now classified as current on the balance sheet.

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

If and when the Public Warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Class A Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to affect such registration or qualification.

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

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Shares are entitled to one vote for, each share. As of June 30, 2022 and December 31, 2021, there were 28,750,000 Class A Shares outstanding which were subject to possible redemption, and are classified outside of permanent equity in the balance sheet.

NOTE 9. SHAREHOLDERS’ DEFICIT

Class A Shares — The Company is authorized to issue up to 500,000,000 Class A Shares, $0.0001 par value. Holders of the Company’s Class A Shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were no Class A Shares issued or outstanding, excluding 28,750,000 Class A Shares subject to possible redemption.

Class B Shares — The Company is authorized to issue up to 50,000,000 Class B Shares, $0.0001 par value. Holders of the Company’s Class B Shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 1,437,500 Class B Shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B Shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor agreed to forfeit Alignment Shares to the extent necessary in connection with any changes to the terms or size of our Initial Public Offering, in each case so that the number of Founder Shares will equal 5% of the Class A Shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

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

As of June 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $292,237,146 and $291,813,714 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account. As the Company is within 12 months of their mandatory liquidation date, this asset is now classified as current on the balance sheet.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

June 30, 2022

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$292,237,146	$—	$—
Liabilities:
Public Warrants	3,593,750	—	—
Private Placement Warrants	—	—	3,015,625

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,813,714	$—	$—
Liabilities:
Public Warrants	—	—	10,493,750
Private Placement Warrants	—	—	8,805,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. Public Warrants were transferred from Level 3 to Level 1 during the six months ended June 30, 2022, as they are now publicly traded and can therefore be measured based on observable listed market price.

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

The key inputs into the binomial lattice formula model were as follows:

	June 30, 2022	December 31, 2021
Input	Private Warrants	Public Warrants	Private Warrants
Share Price	$9.87	$9.65	$10.01
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	3.00%	1.28%	1.28%
Volatility	4.7%	12.9%	12.9%
Term	5 years	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.25	$0.73	$0.73

The Private Placement Warrants were initially and subsequently valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model as of June 30, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

	Public Warrants	Private Warrants
Initial Measurement on December 7, 2021	$10,925,000	$9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625
Transfer of Public Warrants to Level 1	(10,493,750)	—
Change in valuation inputs or other assumptions(1)	—	(4,704,375)
Fair Value as of March 31, 2022	$—	$4,101,250
Change in valuation inputs or other assumptions(1)		(1,085,625)
Fair Value as of June 30, 2022	$—	$3,015,625

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Interim Statement of Operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

The Company’s Sponsor signed a commitment letter on August 9, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. This commitment letter extends the commitment letter signed on February 15, 2022 for a period up to and including June 6, 2023. Such loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such notes may be converted upon consummation of a Business Combination into warrants at a price of $1.00 per warrant. The warrants will be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the loans, but no proceeds held in the Trust Account would be used to repay the loans.

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

As of June 30, 2022 and December 31, 2021 we had $292,237,146 and $291,813,714 of investments held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $912,643 and $774,855 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As this loan matured on December 31, 2021, the Company can no longer draw down on this note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the quarterly period ended June 30, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022, which was subsequently extended to June 6, 2023 by way of a further commitment letter from the Sponsor signed on August 9, 2022. On February 16, 2022, the Company also entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Results of Operations

Our only activities from inception through June 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended June 30, 2022 we had a net income of $2,450,834, which is comprised of operating costs of $322,878, a change in fair value of the warrant liability of $2,379,375, and interest earned on investments held in trust and an operating bank account of $394,337.

For the six months ended June 30, 2022, we had a net income of $12,308,770, which is comprised of operating costs of $804,970, a change in the fair value of the warrant liability of $12,690,000, and interest earned on investments held in trust and an operating bank account of $423,740.

For the period from April 9, 2021 (Inception) through June 30, 2021, we had a net loss of $5,800, which is comprised of operating costs of $5,800.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of June 30, 2022 and December 31, 2021 there is $10,062,500 of outstanding underwriters’ fee payable.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM Securities at a price of $10.00 per SAILSM Security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM Securities were placed in the Trust Account.

Convertible Promissory Note

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of June 30, 2022.

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

Derivative Financial Instruments

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive office the principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

As described in our quarterly report for the period ended March 31, 2022, during the first quarter of 2022, we remediated the material weakness in internal control over financial reporting that we identified as of December 31, 2021. Except as noted above, during the most recently completed fiscal period, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 16, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2022, and our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 16, 2022, except as set out below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our proximity to our liquidation date expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Our Sponsor agreed to loan us an aggregate of up to $1,300,000 pursuant to a convertible promissory note signed February 16, 2022. This loan is non-interest bearing and is due and payable in full on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination, unless accelerated upon the occurrence of an event of default as described therein. The Company drew down on this convertible promissory note in full on March 25, 2022. Pursuant to the terms of that convertible promissory note, the Sponsor may, at any time on or prior to the maturity date, convert up to $1,300,000 into whole warrants to purchase Class A Shares of the Company at a conversion price equal to $1.00 per warrant. The warrants and Class A Shares issuable upon exercise of the warrants would constitute “registrable securities” pursuant to the Registration Rights Agreement, dated December 2, 2021, among the Sponsor, the Company and the other parties thereto.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Bye-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).

10.1	Convertible Promissory Note, dated February 16, 2022, by and between the Company as the maker and the Sponsor as the payee (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 12, 2022	ST ENERGY TRANSITION I LTD.

	By:	/s/ Gunnar Eliassen
	Name:	Gunnar Eliassen
	Title:	Chief Executive Officer

By:	/s/ Jan Erik Klepsland
Name:	Jan Erik Klepsland
Title:	Chief Financial Officer