Form 10-Q
period 2022-09-30
ST Energy Transition I Ltd.
filed 2022-11-14
CIK 1858684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2022, there were 28,750,000 of the Registrant’s shares designated as “class A ordinary shares”, par value $0.0001 per share “Class A Shares”, and 1,437,500 of the registrant’s shares designated as “class B ordinary shares”, par value $0.0001 per share “Class B Shares”, issued and outstanding.

ST ENERGY TRANSITION I LTD.

Form 10-Q

For the Quarter Ended September 30, 2022

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Interim Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Interim Statements of Operations for the Three and Nine Months Ended September 30, 2022, for the Three Months ended September 30, 2021, and for the period from April 9, 2021 (Inception) through September 30, 2021(Unaudited)	2
	Condensed Interim Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2022, and for the period from April 9, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Interim Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the period from April 9, 2021 (inception), through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash	$589,760	$774,855
Prepaid Expenses - Current	613,940	612,120
Investments Held in Trust	293,554,273	-
Total Current Assets	294,757,973	1,386,975
Prepaid Expenses – Non-Current	98,135	539,195
Investments Held in Trust	-	291,813,714
TOTAL ASSETS	$294,856,108	$293,739,884

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accounts Payable and Accrued Expenses	$994,902	$1,775,315
Accounts Payable – Related Party	191,258	191,258
Convertible Promissory Note – Related Party	1,300,000	-
Warrant Liability - Current	2,115,000	-
Underwriter’s Fee Payable - Current	10,062,500	-
Total Current Liabilities	14,663,660	1,966,573
Warrant Liability – Non-Current	-	19,299,375
Underwriter’s Fee Payable – Non-Current	-	10,062,500
Total Liabilities	$14,663,660	$31,328,448

Commitments and Contingencies (Note 6)
Class A Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of $10.15	293,554,273	291,812,500

Shareholders’ Deficit
Undesignated Shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Class A Shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption)	-	-
Class B Shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional Paid-in Capital	-	-
Accumulated Deficit	(13,361,969)	(29,401,208)
Total Shareholders’ Deficit	$(13,361,825)	$(29,401,064)

TOTAL LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$294,856,108	$293,739,884

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the Period from April 9, 2021 (inception) through September 30, 2021
Operating expenses	$341,829	$-	$1,146,799	$5,800
Loss from operations	(341,829)	-	(1,146,799)	(5,800)
Other Income:
Interest income	1,319,696	-	1,743,436	-
Change in fair value of warrant liabilities	4,494,375	-	17,184,375	-
Total other income	5,814,071	-	18,927,811	-

Net Income/(Loss)	$5,472,242	$-	$17,781,012	$(5,800)
Basic and diluted Weighted average shares outstanding of Class A Shares	28,750,000	-	28,750,000	-

Basic and diluted net income/(loss) per share Class A Shares	$0.18	$-	$0.59	$-
Basic and diluted Weighted average shares outstanding, Class B Shares	1,437,500	1,250,000	1,437,500	1,250,000

Basic and diluted net income per share Class B Shares	$0.18	$-	$0.59	$-

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	1,437,500	$144	$-	$(29,401,208)	$(29,401,064)

Net income	-	-	-	-	-	9,857,936	9,857,936
Balance - March 31, 2022	-	$-	1,437,500	$144	$-	$(19,543,272)	$(19,543,128)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(424,646)	(424,646)

Net income	-	-	-	-	-	2,450,834	2,450,834
Balance - June 30, 2022	-	$-	1,437,500	$144	$-	$(17,517,084)	$(17,516,940)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(1,317,127)	(1,317,127)

Net income	-	-	-	-	-	5,472,242	5,472,242
Balance - September 30, 2022	-	$-	1,437,500	$144	$-	$(13,361,969)	$(13,361,825)

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 9, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 9, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Shares to sponsors(1)	-	-	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	-	-	(5,800)	(5,800)
Balance - June 30, 2021	-	$-	1,725,000	$173	$24,827	$(5,800)	$19,200

Net loss	-	-	-	-	-	-	-
Balance - September 30, 2021	-	$-	1,725,000	$173	$24,827	$(5,800)	$19,200

(1)	Includes an aggregate of up to 225,000 Class B Shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30, 2022	For the Period from April 9, 2021 (Inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income/(loss)	$17,781,012	$(5,800)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Change in fair value of warrant liability	(17,184,375)	-
Interest earned on investments held in Trust Account	(1,740,559)	-
Changes in operating assets and liabilities:
Formation expenses in exchange for issuance of Class B Shares to Sponsor	-	5,800
Prepaid expenses	439,240	-
Accounts payable and accrued expenses	(780,413)	-
Net cash used in operating activities	(1,485,095)	-

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	1,300,000	-
Net cash provided by financing activities	1,300,000	-

Net Change in Cash	(185,095)	-
Cash at the beginning of the period	774,855	-
Cash at the end of the period	$589,760	$-

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$340,000
Deferred offering costs paid by sponsor in exchange for issuance of Class B Shares	$-	$25,000
Remeasurement of Class A Shares subject to possible redemption	$1,741,773	-

The accompanying notes are an integral part of the unaudited condensed financial statements

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

As of September 30, 2022, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through September 30, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 31, 2022. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022, and December 31, 2021. The Company had $589,760 and $774,855 of cash as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust

At September 30, 2022 and December 31, 2021, the investments were held in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 Distinguishing Liabilities from Equity. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed interim balance sheets.

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

As of September 30, 2022 and December 31, 2021, the Class A Shares reflected in the condensed interim balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,925,000)
Class A Shares issuance costs	(16,779,541)
Plus:
Re-measurement of carrying value to redemption value	32,017,041
Class A Shares subject to possible redemption at December 31, 2021	$291,812,500
Plus:
Remeasurement of carrying value to redemption value	1,741,773
Class A Shares subject to possible redemption at September 30, 2022	$293,554,273

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of legal, accounting and other expenses incurred through December 7, 2021, that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A Shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities. No offering costs were recorded for the nine months ended September 30, 2022.

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

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net income/(loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted net income/(loss) per share is the same as basic net income/(loss) per share for the periods presented. Remeasurement associated with the Class A Shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income/(loss) per share is as follows:

	For the Three Months ended September 30, 2022		For the Three Month Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the period from April 9, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income/(loss)
Allocation of net income (loss)	$5,211,659	$260,583	$-	$-	$16,934,297	$846,715	$-	$(5,800)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	28,750,000	1,437,500	-	1,250,000	28,750,000	1,437,500	-	1,250,000
Basic and diluted net income/(loss) per ordinary share	$0.18	$0.18	$-	$-	$0.59	$0.59	$-	-

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

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023, and fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. These notes are non-interest bearing and are due on upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of September 30, 2022. Management determined that there was an embedded conversion feature related to the notes that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be approximately $0. As such there was no conversion option liability and the related debt discount in the September 30, 2022, condensed interim financial statements recorded.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of the Company. As of September 30, 2022, and December 31, 2021, this amount remains outstanding and is classified as a related party payable on the Company’s condensed interim balance sheets.

Administrative Services Agreement

Commencing on the date of the prospectus related to our Initial Public Offering and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services. As of September 30, 2022, and December 31, 2021, the Company recorded $90,000 in relation to these services.

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

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Shares are entitled to one vote for, each share. As of September 30, 2022, and December 31, 2021, there were 28,750,000 Class A Shares outstanding which were subject to possible redemption, and are classified outside of permanent equity in the balance sheet. Class A Shares subject to possible redemption as of September 30, 2022 and December 31, 2021 was $293,554,273 and $291,812,500 respectively.

NOTE 9. SHAREHOLDERS’ DEFICIT

Class A Shares — The Company is authorized to issue up to 500,000,000 Class A Shares, $0.0001 par value. Holders of the Company’s Class A Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no Class A Shares issued or outstanding, excluding 28,750,000 Class A Shares subject to possible redemption.

Class B Shares — The Company is authorized to issue up to 50,000,000 Class B Shares, $0.0001 par value. Holders of the Company’s Class B Shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 1,437,500 Class B Shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B Shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor agreed to forfeit Alignment Shares to the extent necessary in connection with any changes to the terms or size of our Initial Public Offering, in each case so that the number of Founder Shares will equal 5% of the Class A Shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

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

As of September 30, 2022 and December 31, 2021, investments held in the Trust Account were comprised of $293,554,273 and $291,813,714 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the quarterly period ended September 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account. As the Company is within 12 months of their mandatory liquidation date, this asset is now classified as current on the balance sheet.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

September 30, 2022

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$293,554,273	$-	$-
Liabilities:
Public Warrants	1,150,000	-	-
Private Placement Warrants	-	-	965,000

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,813,714	$-	$-
Liabilities:
Public Warrants	-	-	10,493,750
Private Placement Warrants	-	-	8,805,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. Public Warrants were transferred from Level 3 to Level 1 during the nine months ended September 30, 2022, as they are now publicly traded and can therefore be measured based on observable listed market price.

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

The key inputs into the binomial lattice formula model were as follows:

	September 30, 2022	December 31, 2021
Input	Private Warrants	Public Warrants	Private Warrants
Share Price	$10.03	$9.65	$10.01
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	4.1%	1.28%	1.28%
Volatility	-	12.9%	12.9%
Term	5 years	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.08	$0.73	$0.73

The Private Placement Warrants were initially and subsequently valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model as of September 30, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

	Public Warrants	Private Warrants
Initial Measurement on December 7, 2021	$10,925,000	$9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625
Transfer of Public Warrants to Level 1	(10,493,750)	-
Change in valuation inputs or other assumptions(1)	-	(4,704,375)
Fair Value as of March 31, 2022	$-	$4,101,250
Change in valuation inputs or other assumptions(1)	-	(1,085,625)
Fair Value as of June 30, 2022	$-	$3,015,625
Change in valuation inputs or other assumptions(1)	-	(2,050,625)
Fair Value as of September 30, 2022	$-	$965,000

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Condensed Interim Statement of Operations.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ST Energy Transition I Ltd.,” “our,” “us” or “we” refer to ST Energy Transition I Ltd. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to Sloan Square Capital Holdings Ltd., a Bermuda exempted company limited by shares. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “possible,” “predict,” “continue,” or the negative of such terms or other similar words and expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022, Form 10-Q for the quarter ended March 31, 2022 filed with the SEC on May 16, 2022, and Form 10-Q for the quarter ended June 30, 2022 filed with the SEC on August 12, 2022. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Bermuda exempted company limited by shares formed for the purpose of effecting a merger, amalgamation, share purchase, capital stock exchange, asset acquisition, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders. Our sponsor is Sloane Square Capital Holdings Ltd. (the “Sponsor”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt.

Liquidity and Capital Resources

On December 7, 2021, the Company consummated its Initial Public Offering of 28,750,000 of the Company’s securities called Stakeholder Aligned Initial Listing Securities, or SAILSM Securities, including 3,750,000 SAILSM Securities from the underwriters’ full exercise of their over-allotment option (the “SAILSM Securities” and, with respect to the shares included in the SAILSM Securities being offered, the “Public Shares”), at $10.00 per SAILSM Security, generating gross proceeds of $287,500,000. Each SAILSM Security consists of one Public Share and one-half of one redeemable warrant (the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Public Share for $11.50 per share, subject to adjustment.

Simultaneously with the closing of the Initial Public Offering and the issuance and sale of the SAILSM securities, the Company consummated the private placement (the “Private Placement”) of 12,062,500 warrants, including 1,312,500 warrants issued as a result of the underwriters’ full exercise of their over-allotment option (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”), at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $12,062,500.

Following the closing of the Initial Public Offering on December 7, 2021, an amount of $291,813,714 from the net proceeds of the sale of the SAILSM Securities in the Initial Public Offering, including certain proceeds from the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the consummation of an initial Business Combination and (ii) the distribution of the Trust Account to the Company’s shareholders. Transaction costs amounted to $17,493,141, consisting of $5,750,000 in underwriting fees, $10,062,500 in deferred underwriting fees, and $1,680,641 in other transaction costs.

As of September 30, 2022, and December 31, 2021 we had $293,554,273 and $291,813,714 of assets held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of September 30, 2022 and December 31, 2021, we had cash of $589,760 and $774,855 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As this loan matured on December 31, 2021, the Company can no longer draw down on this note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the quarterly period ended September 30, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022, which was subsequently extended to June 6, 2023 by way of a further commitment letter from the Sponsor signed on August 9, 2022. On February 16, 2022, the Company also entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Results of Operations

Our only activities from inception through September 30, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended September 30, 2022, we had a net income of $5,472,242, which is comprised of operating costs of $341,829, a change in fair value of the Warrant liability of $4,494,375, and interest earned on investments held in trust and an operating bank account of $1,319,696.

For the nine months ended September 30, 2022, we had a net income of $17,781,012, which is comprised of operating costs of $1,146,799, a change in the fair value of the Warrant liability of $17,184,375, and interest earned on investments held in trust and an operating bank account of $1,743,436.

For the three months ended September 30, 2021, we neither engaged in any operations nor generated any operating revenues.

For the period from April 9, 2021 (Inception) through September 30, 2021, we had a net loss of $5,800, which is comprised of operating costs of $5,800.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of September 30, 2022 and December 31, 2021 there is $10,062,500 of outstanding underwriters’ fee payable.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM Securities at a price of $10.00 per SAILSM Security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM Securities were placed in the Trust Account.

Convertible Promissory Note

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023. These notes are non-interest bearing and are due on upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 16, 2022, and our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 12, 2022. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Report on Form 10-Q for the period ended March 31, 2022, filed with the SEC on May 16, 2022, and our Quarterly Report on Form 10-Q for the period ended June 30, 2022, filed with the SEC on August 12, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

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

Dated: November 14, 2022	ST ENERGY TRANSITION I LTD.

	By:	/s/ Gunnar Eliassen
	Name:	Gunnar Eliassen
	Title:	Chief Executive Officer

By:	/s/ Jan Erik Klepsland
Name:	Jan Erik Klepsland
Title:	Chief Financial Officer