Form 10-K
period 2022-12-31
ST Energy Transition I Ltd.
filed 2023-03-31
CIK 1858684

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”). Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

The aggregate market value of the Registrant’s Class A shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed as of June 30, 2022 (the last business day of the Registrant’s most recently completed second fiscal quarter), was approximately $283.8 million.

At March 31, 2023, there were 28,750,000 of the Registrant’s Class A shares and 1,437,500 of the Registrant’s Class B shares, par value $0.0001 per share, issued and outstanding.

ST Energy Transition I Ltd.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

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

Item 1. Business.

Overview

Our Company is led by Jan Erik Klepsland, our Chief Executive Officer and Chief Financial Officer. Our management team and board of directors bring significant and highly relevant experience from a diverse range of companies which continue to embrace energy transition across sectors. We intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders.

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

We have not commenced any operations. All activity for the period from April 9, 2021 (inception) through December 31, 2022 relates to our formation and the Initial Public Offering, and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We may not generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering and the Private Placement and will recognize changes in the fair value of Warrant liability as other income (expense).

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

We have until June 7, 2023 or 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or such later date as approved by holders of a majority of the outstanding Class A shares that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). However, if we are unable to complete the initial Business Combination within the Business Combination Period (and shareholders do not approve an amendment to the amended and restated by-laws to extend this date), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.15, (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and board of directors, liquidate and dissolve, subject in each case to our obligations under Bermuda law, to provide for claims of creditors and to comply with the requirements of any other applicable law.

Effecting a Business Combination

Our Business Strategy

We intend to identify, acquire and develop a company which positively contributes to the energy transition, and which aligns with the philosophy and experience of our management team and board of directors. We will leverage the extensive network and relationships of our management team and board of directors, as well as public transaction sources, to identify such a company. In particular, we expect to use the industry experience and corporate relationships of our management, board of directors and Seatankers Management Company Limited to effect this strategy.

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

Additional Disclosures

Certain members of our management team are employed by Seatankers or one of its affiliates. Certain of our officers and directors have, or may in the future have, fiduciary or contractual obligations that oblige them, either now or in the future, to present Business Combination opportunities to such entity (subject to his or her fiduciary duties under Bermuda law). As a result, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to such officer’s and director’s fiduciary duties under Bermuda law, he or she will need to honor such fiduciary or contractual obligations to present such Business Combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial Business Combination. Our amended and restated by-laws provide that we renounce our interest in any Business Combination opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the Company and it is an opportunity that we are able to complete on a reasonable basis.

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

Human Capital Management

We currently have one officer and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

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

Item 1.A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, including our financial statements and related notes, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

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

If we seek shareholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or Warrants from public shareholders or Warrant holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

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

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated by-laws provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Initial Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

The proceeds held in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated by-laws, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.15 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.

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

If we have not completed our initial Business Combination within 18 months from the closing of the Initial Public Offering, we will distribute the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay dissolution expenses and which interest shall be net of taxes payable), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the Trust Account shall be effected automatically by function of our amended and restated by-laws prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the allotted time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial Business Combination or amend certain provisions of our amended and restated by-laws and then only in cases where investors have properly sought to redeem their Class A shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we have not completed our initial Business Combination within the required time period and do not amend certain provisions of our amended and restated by-laws prior thereto.

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

We may seek to complete a Business Combination with an operating company of any size (subject to our satisfaction of the 80% of net assets test) and in any industry, sector or geographic area. However, we will not, under our amended and restated by-laws, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or development stage entity. Although our directors and officers will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our SAILSM securities will not ultimately prove to be less favorable to our investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholder or Warrant holder who chooses to remain a shareholder or Warrant holder, respectively, following our initial Business Combination could suffer a reduction in the value of their securities. Such shareholders and Warrant holders are unlikely to have a remedy for such reduction in value.

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

Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations or prospects.

The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.

Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our Company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We may engage one or more of the underwriters from our Initial Public Offering or their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a Business Combination may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

We may issue additional Class A shares or undesignated shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A shares upon the conversion of the Class B shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated by-laws. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated by-laws authorize the issuance of up to 500,000,000 Class A shares, par value $0.0001 per share, 50,000,000 Class B shares, par value $0.0001 per share, and 5,000,000 undesignated shares, par value $0.0001 per share. As of December 31, 2022, there were 28,750,000 and 1,437,500 issued and outstanding Class A shares and Class B shares, respectively. This amount excludes shares issuable upon exercise of Warrants. This amount excludes shares issuable upon exercise of Warrants. Class B shares are convertible into Class A shares, initially at a one-for-one ratio but subject to adjustment as set forth herein. One-tenth of the total outstanding alignment shares will convert into shares of our Class A shares in each of the ten fiscal years following our initial Business Combination based on the Total Return on our outstanding equity capital as of the relevant measurement date above the Price Threshold. As of December 31, 2022, there were no undesignated shares issued and outstanding.

We may issue a substantial number of additional Class A shares, and may issue undesignated shares, in order to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A shares to redeem the Warrants or upon conversion of the Class B shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions contained in our amended and restated by-laws. However, our amended and restated by-laws provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares on any initial Business Combination. The issuance of additional shares or undesignated shares:

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

Our initial Business Combination or re-incorporation in another jurisdiction may result in taxes imposed on our shareholders or Warrant holders.

We may, subject to requisite shareholder approval by special resolution under the Companies Act, effect a Business Combination with a target company in another jurisdiction, re-incorporate in the jurisdiction in which the target company or business is located, or re-incorporate in another jurisdiction. Such transactions may result in tax liability for a shareholder or Warrant holder in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we re-incorporate. We do not intend to make any cash distributions to pay such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the re-incorporation.

We may re-incorporate or re-domicile in, or transfer our tax residence to, another jurisdiction in connection with our initial Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights. In addition, the effect of such re-incorporation, re-domiciliation or change of tax residence may result in taxes being imposed on us or our shareholders or Warrant holders.

In connection with our initial Business Combination, we may re-incorporate or re-domicile in, or transfer our tax residence to, another jurisdiction or merge into a new entity in such jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in Bermuda or the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. In addition, the effect of such re-incorporation, re-domiciliation, transfer of tax residence, merger or amalgamation may result in taxes imposed on us or our shareholders or Warrant holders.

Such transactions may require a shareholder or Warrant holder to recognize taxable income in the jurisdiction in which the shareholder or Warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we re-incorporate, re-domicile, transfer our tax residence or merge. We do not intend to make any cash distributions to shareholders or Warrant holders to pay any such taxes. Shareholders or Warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the re-incorporation, re-domiciliation, transfer of tax residence, merger or amalgamation.

We intend that the Company will operate so as to be treated exclusively as a resident of Bermuda for tax purposes until the initial Business Combination is consummated, but the tax authorities of other jurisdictions may treat it as also being a resident of, or as having a taxable presence in, another jurisdiction for tax purposes.

We intend that the Company, which is incorporated in Bermuda, will have its residence for tax purposes (including, for the avoidance of doubt, withholding tax and tax treaty eligibility purposes) exclusively in Bermuda and that will have no taxable presence in the form of a fixed place of business or permanent establishment in any other jurisdiction, subject to any re-incorporation in another jurisdiction or other reorganization in connection with the initial Business Combination.

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

In light of the involvement of our Sponsor, directors and officers with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, directors and officers. Certain of our directors and officers also serve as officers and board members for other entities, including those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities, including other existing SPACs, may compete with us for Business Combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement that we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or another valuation or appraisal firm that regularly renders fairness opinions on the type of target business we are seeking to acquire, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more businesses affiliated with our Sponsor, directors or officers, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

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

The alignment shares are different from the Class A shares included in the SAILSM securities in several important ways, including that: (i) only holders of the alignment shares have the right to vote on the election of directors prior to our initial Business Combination; (ii) the alignment shares are subject to certain transfer restrictions, as described in more detail below; (iii) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any alignment shares and public shares they hold in connection with the completion of our initial Business Combination, (B) to waive their redemption rights with respect to any alignment shares and public shares they hold in connection with a shareholder vote to approve an amendment to our amended and restated by-laws to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial Business Combination within 18 months from the closing of the Initial Public Offering or with respect to other specified provisions relating to shareholders’ rights or pre-initial Business Combination activity and (C) to waive their rights to liquidating distributions from the Trust Account with respect to any alignment shares they hold if we fail to complete our initial Business Combination within 18 months from the closing of the Initial Public Offering, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial Business Combination within such time period; and (iv) on the last day of each measurement period, which will occur annually over ten fiscal years following consummation of our initial Business Combination (and, with respect to any measurement period in which we have a change of control or in which we liquidate, dissolve or wind up, on the business day immediately prior to such event instead of on the last day of such measurement period, 143,750 of the Class B shares will automatically convert into Class A shares based upon the Total Return of our outstanding equity capital as of the relevant measurement date above the Price Threshold. The personal and financial interests of our Sponsor, directors and officers may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the 18-month deadline following the closing of the Initial Public Offering nears, which is the deadline for the completion of our initial Business Combination.

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

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, financial, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit financially from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

Our amended and restated by-laws do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 following such redemptions, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, directors, officers, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated by-laws or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our shareholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds and extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated by-laws requires at least a simple majority resolution of our shareholders as a matter of Bermuda law. A resolution is generally approved as a matter of Bermuda law where it has been approved by either (1) holders of at least 50% of a company’s shares present in person or by proxy at a general meeting for which notice specifying the intention to propose the resolution has been given and a quorum is duly present or (2) if so authorized by a company’s by-laws, by a written resolution provided to a company’s shareholders and executed by holders of at least 50% of a company’s shares on the date the written resolution is provided to the company’s shareholders. The warrant agreement provides that (a) terms of the Warrants may be amended without the consent of any registered holder for the purpose of (i) curing any ambiguity or correcting any mistake, including conforming the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the prospectus related to the Initial Public Offering, or defective provision contained in the warrant agreement, (ii) removing or reducing the Company’s ability to redeem the Public Warrants and, if applicable, a corresponding amendment to the Company’s ability to redeem the Private Placement Warrants, (iii) removing any cap on the number of shares that are issuable upon a cashless exercise of a Warrant or (iv) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders under the warrant agreement in any material respect, (b) the terms of the Warrants may be amended by the parties to the warrant agreement with the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and Private Placement Warrants, voting together as a single class, to allow for the Warrants to be classified as equity in the Company’s financial statements, and (c) all other modifications or amendments, including any modification or amendment to increase the Warrant price or shorten the exercise period and any amendment to the terms of only the Private Placement Warrants, shall require the vote or written consent of the registered holders of at least 50% of the then outstanding Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, at least 50% of the then outstanding Private Placement Warrants. Notwithstanding the foregoing, the Company may lower the Warrant price or extend the duration of the exercise period without the consent of the registered holders.

Certain provisions of our amended and restated by-laws that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of at least two-thirds of our shares who attend and vote at a general meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated by-laws and the trust agreement to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated by-laws provide that any of its provisions, including those related to pre-Business Combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the sale of Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances), may be amended if approved by holders of at least two-thirds of our shares who attend and vote at a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our shares (other than amendments relating to provisions governing the appointment or removal of directors prior to our initial Business Combination, which require the approval of a majority of at least 90% of our shares attending and voting in a general meeting). Our initial shareholders, whose alignment shares will entitle them to 20% of voting power of our shares, may participate in any vote to amend our amended and restated by-laws and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated by-laws which govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree. In certain circumstances, our shareholders may pursue remedies against us for any breach of our amended and restated by-laws.

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

Our initial shareholders are entitled to 20% of voting power of our shares. In addition, prior to our initial Business Combination, holders of the alignment shares will have the right to appoint all of our directors and may remove members of our board of directors for any reason. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated by-laws may only be amended by a resolution passed by a majority of at least 90% of our shares attending and voting in a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial shareholders may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated by-laws and approval of major corporate transactions. If our initial shareholders purchase any Class A shares in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial shareholders will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial Business Combination.

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

The Private Placement Warrants are identical to the Warrants sold as part of the SAILSM securities except that, so long as they are held by the initial shareholders or their respective permitted transferees: (1) they will not be redeemable by us (except under certain limited exceptions); (2) they (including the Class A shares issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares issuable upon exercise of these Warrants) are entitled to registration rights.

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

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will be focused on, but not be limited to the climate sector. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained and which may or may not be different than those risks listed above.

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

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10— Directors, Executive Officers and Corporate Governance.” We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

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

Our directors and officers are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and directors may be engaged in several other business endeavors for which he may be entitled to, or otherwise expect to receive, substantial compensation or other economic benefit and our officers and directors are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors have fiduciary and contractual duties to Seatankers and to certain companies in which either of them has invested or are otherwise affiliated with, and companies in industries we may target for our initial Business Combination. Certain of our independent directors also serve as officers and/or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs, which may have a negative impact on our ability to complete our initial Business Combination. For a discussion of our officers’ and directors’ other business endeavors, please see “Item 10— Directors, Executive Officers and Corporate Governance.”

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

Our directors and officers also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties or otherwise have an interest in, including Seatankers companies and any other special purpose acquisition company in which they may become involved with. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Bermuda law. Our amended and restated by-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (1) our completion of an initial Business Combination, and then only in connection with those Class A shares that such shareholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated by-laws (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 18 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of our public shares if we have not completed an initial Business Combination within 18 months from the closing of the Initial Public Offering, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares and/or Warrants, potentially at a loss.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our SAILSM securities, Class A shares and Warrants currently qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial Business Combination, which may negatively impact our ability to consummate our initial Business Combination.

You will not be permitted to exercise your Warrants unless we register and qualify the issuance of the underlying Class A shares or certain exemptions are available.

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

Each SAILSM security contains one-half of one redeemable Warrant. Pursuant to the Warrant agreement, no fractional Warrants will be issued upon separation of the SAILSM securities, and only whole Warrants will trade. This is different from other offerings similar to ours whose SAILSM securities include one share and one whole Warrant or a greater fraction of one whole Warrant to purchase one share. We have established the components of the SAILSM securities in this way in order to reduce the dilutive effect of the Warrants upon completion of a Business Combination since the Warrants will be exercisable in the aggregate for a half of the number of shares compared to SAILSM securities that each contain a whole Warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this SAILSM security structure may cause our SAILSM security to be worth less than if they included one whole Warrant or a greater fraction of one whole Warrant to purchase one whole share.

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

Provisions in our amended and restated by-laws may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A shares and could entrench management.

Our amended and restated by-laws contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of our board of directors to designate the terms of and issue new series of undesignated shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Class actions are not available under Bermuda law. The circumstances in which derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s amended and restated memorandum of association or amended and restated by-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it.

When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our amended and restated by-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our Securities and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the United States, particularly the State of Delaware. Therefore, holders of our securities may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the United States.

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

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our shares or Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year, and our subsequent taxable years may depend upon the status of an acquired company pursuant to a Business Combination and whether we qualify for the PFIC start-up exception. The application of the start-up exception and the determination of our PFIC status may be subject to uncertainty, and there cannot be any assurances with respect to our status as a PFIC for our taxable year ended December 31, 2021, our taxable year ended December 31, 2022, our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, moreover, will not be determinable until after the end of such taxable year. If we determine we are a PFIC for any taxable year, we will endeavor upon written request to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules to holders of our shares and Warrants.

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

We previously identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A shares subject to possible redemption. If we are unable to maintain an effective system of internal control over financial reporting, it could result in our not preventing or detecting on a timely basis a material misstatement of the Company’s financial statements, and we may face litigation as a result.

Management previously identified a material weakness in the Company’s internal control over financial reporting related to the accounting for complex financial instruments and application of ASC 480-10-S99-3A to our accounting classification of Class A shares subject to possible redemption as of December 31, 2021. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Although we intend to implement a plan to remediate this material weakness, we cannot be certain of the success of the plan. If our remedial measures are insufficient to address the material weakness, or if one or more additional material weaknesses or significant deficiencies in our disclosure controls and procedures or internal control over financial reporting are discovered or occur in the future, we may not be able to prevent or identify irregularities or ensure the fair and accurate presentation of our financial statements included in our periodic reports filed with the U.S. Securities and Exchange Commission.

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

In connection with the Company’s assessment of going concern considerations in accordance with the FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s memorandum of association and will require commitments from the Sponsor to fund working capital deficiencies. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Item 3. Legal Proceedings.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending or threatened against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

As of March 31, 2023, there was approximately one holder of record of our SAILSM Securities, approximately one holder of record of our separately traded Class A shares, and approximately two holders of record of our redeemable Warrants.

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

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023, and fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. These notes are non-interest bearing and are due on upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of December 31, 2022.

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

As of December 31, 2022 and December 31, 2021 we had $296,022,783 and $291,813,714 of assets held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of December 31, 2022 and December 31, 2021, we had cash of $493,819 and $774,855 held outside of the Trust Account, respectively. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As this loan matured on December 31, 2021, the Company can no longer draw down on this note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the period ended December 31, 2022, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor has undertaken to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of Company Working Capital Loans for a period of 12 months beginning February 15, 2022, which was subsequently extended to June 6, 2023 by way of a further commitment letter from the Sponsor signed on August 9, 2022. On February 16, 2022, the Company also entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s memorandum of association and will require commitments from the Sponsor to fund working capital deficiencies. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete an initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 7, 2023.

Results of Operations

Our only activities from inception through December 31, 2022, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the year ended December 31, 2022, we had a net income of $20,484,500, which is comprised of operating costs of $1,444,586, interest earned on investments held in trust and operating bank accounts of $4,215,961, and a decrease in fair value of the warrant liability of $17,713,125.

For the period from inception, April 9, 2021, through December 31, 2021, we had a net loss of $304,023, which is comprised of operating costs of $384,762, transaction costs allocated to the warrant liability of $713,600, a decrease in the fair value of the warrant liability of $793,125, and interest earned on investments held in trust and an operating bank account of $1,214.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of December 31, 2022 and December 31, 2021, there is $10,062,500 outstanding underwriters’ fee payable.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM Securities at a price of $10.00 per SAILSM Security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM Securities were placed in the Trust Account.

Convertible Promissory Note

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, the Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to January 6, 2023. These notes are non-interest bearing and are due upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of December 31, 2022.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and December 31, 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from April 9, 2021 (Date of Inception) through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2022 and for the period from April 9, 2021 (Date of Inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from April 9, 2021 (Date of Inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7 to F-21

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

ST Energy Transition I Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ST Energy Transition I Ltd. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, shareholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from April 9, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from April 9, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash as of December 31, 2022 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

New York, NY
March 31, 2023

ST ENERGY TRANSITION I LTD.

BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$493,819	$774,855
Prepaid Expenses - Current	541,118	612,120
Investments Held in Trust	296,022,783	-
Total Current Assets	297,057,720	1,386,975
Prepaid Expenses – Non-Current	-	539,195
Investments Held in Trust	-	291,813,714
Total Assets	$297,057,720	$293,739,884

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$1,021,776	$1,775,315
Accounts Payable – Related Party	191,258	191,258
Convertible Promissory Note – Related Party	1,300,000	-
Warrant Liability - Current	1,586,250	-
Underwriter’s Fee Payable - Current	10,062,500	-
Total Current Liabilities	14,161,784	1,966,573
Warrant Liability – Non-Current	-	19,299,375
Underwriter’s Fee Payable – Non-Current	-	10,062,500
Total Liabilities	14,161,784	31,328,448

Commitments (Note 6)
Class A Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of approximately $10.30 and $10.15 per share at December 31, 2022 and 2021 respectively.	296,022,783	291,812,500

Shareholders’ Deficit
Undesignated Shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	-	-
Class A shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to redemption)	-	-
Class B shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional Paid in Capital	-	-
Accumulated Deficit	(13,126,991)	(29,401,208)
Total Shareholders’ Deficit	(13,126,847)	(29,401,064)
Total Liabilities, Class A Shares Subject to Possible Redemption and Shareholders’ Deficit	$297,057,720	$293,739,884

The accompanying notes are an integral part of the financial statements

ST ENERGY TRANSITION I LTD.

STATEMENTS OF OPERATIONS

	For the Year ended December 31, 2022	For the Period from April 9, 2021 (inception) through December 31, 2021
Operating expenses	$1,444,586	$384,762
Loss from operations	(1,444,586)	(384,762)
Other Income (Loss):
Interest income	4,215,961	1,214
Change in fair value of warrant liabilities	17,713,125	793,125
Transaction costs allocable to warrant liability	-	(713,600)
Total other income	21,929,086	80,739

Net Income/(Loss)	$20,484,500	$(304,023)
Basic and diluted Weighted average shares outstanding of Class A Shares	28,750,000	2,565,789

Basic and diluted net income/(loss) per share Class A Shares	$0.68	$(0.08)
Basic and diluted Weighted average shares outstanding, Class B Shares	1,437,500	1,265,508

Basic and diluted net income/(loss) per share Class B Shares	$0.68	$(0.08)

The accompanying notes are an integral part of the financial statements

ST ENERGY TRANSITION I LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2022	-	$-	1,437,500	$144	$-	$(29,401,208)	$(29,401,064)

Net income	-	-	-	-	-	9,857,936	9,857,936
Balance - March 31, 2022	-	$-	1,437,500	$144	$-	$(19,543,272)	$(19,543,128)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(424,646)	(424,646)

Net income	-	-	-	-	-	2,450,834	2,450,834
Balance - June 30, 2022	-	$-	1,437,500	$144	$-	$(17,517,084)	$(17,516,940)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(1,317,127)	(1,317,127)

Net income	-	-	-	-	-	5,472,243	5,472,243
Balance - September 30, 2022	-	$-	1,437,500	$144	$-	$(13,361,968)	$(13,361,824)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(2,468,510)	(2,468,510)
Net income						2,703,487	2,703,487
Balance - December 31, 2022	-	$-	1,437,500	$144	$-	$(13,126,991)	$(13,126,847)

ST ENERGY TRANSITION I LTD.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM APRIL 9, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - April 9, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Shares to sponsors(1)	-	-	1,725,000	173	24,827	-	25,000

Net loss	-	-	-	-	-	(5,800)	(5,800)
Balance - June 30, 2021	-	$-	1,725,000	$173	$24,827	$(5,800)	$19,200

Net loss	-	-	-	-	-	-	-
Balance - September 30, 2021	-	$-	1,725,000	$173	$24,827	$(5,800)	$19,200
Issuance of Class B ordinary shares to Sponsor	-	-	(287,500)	(29)	29	-	-
Excess of cash received from private placement warrants	-	-	-	-	2,895,000	-	2,895,000
Class A ordinary shares accretion to redemption value	-	-	-	-	(2,919,856)	(29,097,185)	(32,017,041)
Net loss	-	-	-	-	-	(298,223)	(298,223)
Balance - December 31, 2021	-	$-	1,437,500	$144	$-	$(29,401,208)	$(29,401,064)

(1)	Includes an aggregate of up to 225,000 Class B Shares that are subject to forfeiture if the over-allotment option is not exercised in full by the underwriters.

The accompanying notes are an integral part of the financial statements

ST ENERGY TRANSITION I LTD.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2022	For the Period from April 9, 2021 (Inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income/(loss)	$20,484,500	$(304,023)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Change in fair value of warrant liability	(17,713,125)	(793,125)
Transaction costs allocated to Warrant Liability	-	713,600
Interest earned on investments held in Trust Account	(4,209,069)	(1,214)
Changes in operating assets and liabilities:
Prepaid expenses	610,197	(1,151,315)
Accounts payable and accrued expenses	(753,539)	310,932
Net cash used in operating activities	(1,581,036)	(1,225,145)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	-	(291,812,500)
Net cash used in investing activities	-	(291,812,500)

Cash Flows from Financing Activities:	-
Proceeds from sale of SAILSM securities, net of underwriting discounts paid		281,750,000
Proceeds from convertible promissory note – related party	1,300,000	12,062,500
Net cash provided by financing activities	1,300,000	293,812,500

Net Change in Cash	(281,036)	$774,855
Cash at the beginning of the period	774,855	-
Cash at the end of the period	$493,819	$774,855

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$1,464,383
Deferred offering costs paid by sponsor in exchange for issuance of Class B Shares	$-	$25,000
Deferred offering costs paid by Sponsor on behalf of ST Energy	$-	$191,258
Remeasurement of Class A Shares subject to redemption value	$4,210,283	$32,017,041
Deferred underwriting fee payable	$-	$10,062,500
Initial measurement of warrants issued in connection with the initial public offering accounted for as liabilities	$-	$20,092,500

The accompanying notes are an integral part of the financial statements

ST ENERGY TRANSITION I LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

As of December 31, 2022, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through December 31, 2022, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2021. On December 7, 2021, the Company consummated the Initial Public Offering of 25,000,000 SAILSM securities (the “SAIL securities”). Each SAIL security consists of one Class A Share, $0.0001 par value per share, and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Share at an exercise price of $11.50 per share, subject to adjustment. The SAILSM securities were sold at an offering price of $10.00 per SAILSM securities, generating gross proceeds of $250,000,000.

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

The Company’s amended and restated by-laws will provide that, other than the withdrawal of interest earned on the funds that may be released to the Company to pay taxes, none of the funds held in Trust Account will be released until the earlier of: (i) the completion of an initial Business Combination; (ii) the redemption of any of the Class A Shares included in the SAILSM securities being sold in the Initial Public Offering (the “Public Shares”) to its holders (the “Public Shareholders”) properly tendered in connection with a Shareholder vote to amend certain provisions of the Company’s amended and restated by-laws prior to an initial Business Combination or (iii) the redemption of 100% of the Public Shares if the Company does not complete an initial Business Combination within the Business Combination Period (as defined below).

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

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated By-laws provide provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Company only has 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or such later date as approved by holders of a majority of the outstanding Class A Shares that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). If the Company does not complete an initial Business Combination within this period of time (and shareholders do not approve an amendment to the amended and restated by-laws to extend this date), it will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, of $10.15, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Bermuda law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

The Company’s Sponsor, officers and directors, or the Initial Shareholders, have entered into a letter agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to any Founder Shares (as defined in Note 5) and Public Shares they hold in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to any Founder Shares and Public Shares they hold in connection with a shareholder vote to approve an amendment to the Company’s amended and restated by-laws to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company has not consummated an initial Business Combination within the Business Combination Period or with respect to any other material provisions relating to shareholders’ rights or pre-combination transaction activity and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to complete an initial Business Combination within the Business Combination Period (although they will be entitled to liquidate distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete an initial Business Combination within the Business Combination Period).

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

Liquidity and Capital Resources

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until June 7, 2023 to consummate the initial Business Combination. It is uncertain that the Company will be able to consummate the initial Business Combination by this time. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s memorandum of association and will require commitments from the Sponsor to fund working capital deficiencies. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 7, 2023. The Company intends to complete an initial Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by June 7, 2023.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022, and December 31, 2021. The Company had $493,819 and $774,855 of cash as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust

At December 31, 2022 and December 31, 2021, the investments were held in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the statements of operations.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of December 31, 2022 and 2021, the Class A Shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(10,925,000)
Class A Shares issuance costs	(16,779,541)
Plus:
Re-measurement of carrying value to redemption value	32,017,041
Class A Shares subject to possible redemption at December 31, 2021	$291,812,500
Plus:
Remeasurement of carrying value to redemption value	4,210,283
Class A Shares subject to possible redemption at December 31, 2022	$296,022,783

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of legal, accounting and other expenses incurred through December 7, 2021, that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A Shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities. No offering costs were recorded for the year ended December 31, 2022.

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

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. Remeasurement associated with the Class A Shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income/(loss) per ordinary share is as follows:

	For the Year ended December 31, 2022		For the period from April 9, 2021 (inception) through December 31, 2021
	Class A	Class B	Class A	Class B
EPS
Numerator: Net Income/(loss)
Allocation of net income (loss)	$19,509,047	$975,453	$(203,602)	$(100,421)
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	28,750,000	1,437,500	2,565,789	1,265,508
Basic and diluted net income/(loss) per ordinary share	$0.68	$0.68	$(0.08)	$(0.08)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023, and fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. These notes are non-interest bearing and are due on upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of December 31, 2022. Management determined that there was an embedded conversion feature related to the notes that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be approximately $0. As such there was no conversion option liability and the related debt discount in the December 31, 2022, financial statements recorded.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of the Company. As of December 31, 2022, and 2021, this amount remains outstanding and is classified as a related party payable on the Company’s balance sheets.

Administrative Services Agreement

Commencing on the date of the prospectus related to our Initial Public Offering and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services. As of December 31, 2022, and December 31, 2021, the Company recorded $120,000 and $90,000 to Operating expenses in relation to these services, respectively.

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

NOTE 7. WARRANT LIABILITY

The Company accounts for the 26,437,500 warrants — 12,062,500 Private Placement Warrants and the 14,375,000 Public Warrants — which were issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. As the Company is within 12 months of their mandatory liquidation date, this liability is now classified as current on the balance sheet.

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

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Shares are entitled to one vote for, each share. As of December 31, 2022, and 2021, there were 28,750,000 Class A Shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets. Class A Shares subject to possible redemption as of December 31, 2022 and December 31, 2021 was $296,022,783 and $291,812,500 respectively.

NOTE 9. SHAREHOLDERS’ DEFICIT

Class A Shares — The Company is authorized to issue up to 500,000,000 Class A Shares, $0.0001 par value. Holders of the Company’s Class A Shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were no Class A Shares issued or outstanding, excluding 28,750,000 Class A Shares subject to possible redemption.

Class B Shares — The Company is authorized to issue up to 50,000,000 Class B Shares, $0.0001 par value. Holders of the Company’s Class B Shares are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 1,437,500 Class B Shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B Shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor agreed to forfeit Alignment Shares to the extent necessary in connection with any changes to the terms or size of our Initial Public Offering, in each case so that the number of Founder Shares will equal 5% of the Class A Shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

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

As of December 31, 2022 and 2021, investments held in the Trust Account were comprised of $296,022,783 and $291,813,714 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the period ended December 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account. As the Company is within 12 months of their mandatory liquidation date, this asset is now classified as current on the balance sheets.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

December 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$296,022,783	$-	$-
Liabilities:
Public Warrants	862,500	-	-
Private Placement Warrants	-	-	723,750

December 31, 2021

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$291,813,714	$-	$-
Liabilities:
Public Warrants	-	-	10,493,750
Private Placement Warrants	-	-	8,805,625

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. Public Warrants were transferred from Level 3 to Level 1 during the year ended December 31, 2022, as they are now publicly traded and can therefore be measured based on observable listed market price.

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

The key inputs into the binomial lattice formula model were as follows:

	December 31, 2022	December 31, 2021
Input	Private Warrants	Public Warrants	Private Warrants
Share Price	$10.22	$9.65	$10.01
Exercise Price	$11.50	$11.50	$11.50
Risk-free rate of interest	4.2%	1.28%	1.28%
Volatility	-	12.9%	12.9%
Term	5 years	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.06	$0.73	$0.73

The Private Placement Warrants were initially and subsequently valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model, as of December 31, 2022 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

	Public Warrants	Private Warrants
Initial Measurement on December 7, 2021	$10,925,000	$9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625
Transfer of Public Warrants to Level 1	(10,493,750)	-
Change in valuation inputs or other assumptions(1)	-	(4,704,375)
Fair Value as of March 31, 2022	$-	$4,101,250
Change in valuation inputs or other assumptions(1)	-	(1,085,625)
Fair Value as of June 30, 2022	$-	$3,015,625
Change in valuation inputs or other assumptions(1)	-	(2,050,625)
Fair Value as of September 30, 2022	$-	$965,000
Change in valuation inputs or other assumptions(1)	-	(241,250)
Fair Value as of December 31, 2022	$-	$723,750

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Internal Control over Financial Reporting

Management’s Report on Internal Controls over Financial Reporting

Our Principal Executive Officer and Principal Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weakness described elsewhere in this Report.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the period covered by this Annual Report on Form 10-K, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9.B. Other Information.

None.

Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers are as follows:

Directors and Executive Officers

Name	Age	Title	Period of Service
John Fredriksen	78	Director (Chairman)	Since 2021
Jan Erik Klepsland	37	Chief Executive Officer and Chief Financial Officer	Since 2021
Ole-Eirik Lerøy	63	Director	Since 2021
Cato Stonex	59	Director	Since 2021
James O’Shaughnessy	59	Director	Since 2021
Tore Myrholt	66	Director	Since 2021
Annika Sigfrid	48	Director	Since 2021

John Fredriksen is chairman of the board of directors of ST Energy Transition I Ltd. He is a Norwegian-born Cypriot businessman who began his career in shipping and energy. Mr. Fredriksen is a director of Golden Ocean Group Limited and of Frontline plc. Born in 1944 and with a career spanning over fifty years, Mr. Fredriksen acts as our chairman because of his deep understanding of, and exposure to, energy, shipping and offshore. At present his overall investment portfolio is well diversified with exposure to several sectors including aquaculture, real estate and financial services.

Jan Erik Klepsland serves as the chief executive officer and chief financial officer of ST Energy Transition I Ltd. He was appointed by the board of directors as chief executive officer on February 3, 2023 following the resignation of Gunnar Eliassen on February 2, 2023. He has served as Investment Director at Seatankers since 2020, with focus across the broader energy sector and currently serves on the board of directors of Archer Limited. Prior to that, he was a partner at ABG Sundal Collier, and a director at Nordea, focusing on shipping, oil services and restructuring. Mr. Klepsland holds a Master’s degree in Finance from the Norwegian School of Economics.

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

James O’Shaughnessy has been a Director of the Company since September 2018. Mr. O’Shaughnessy served as an Executive Vice President, Chief Accounting Officer and Corporate Controller of Axis Capital Holdings Limited up to March 26, 2019. Prior to that Mr. O’Shaughnessy has amongst others served as Chief Financial Officer of Flagstone Reinsurance Holdings and as Chief Accounting Officer and Senior Vice President of Scottish Re Group Ltd., and Chief Financial Officer of XL Re Ltd. at XL Group plc. Mr. O’Shaughnessy received a Bachelor of Commerce degree from University College, Cork, Ireland and is both a Fellow of the Institute of Chartered Accountants of Ireland, an Associate Member of the Chartered Insurance Institute of the UK and a Chartered Director. Mr. O’Shaughnessy also serves as a director of Frontline, Golden Ocean, Archer Limited, Avance Gas, ST Energy Transition I Ltd., CG Insurance Group and Catalina General. He was selected to serve on our board of directors because of his extensive experience as an accountant, his understanding of financial reporting, his experience with leading IPOs, as well as his long-term association with Seatankers and affiliates.

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

Number, Terms of Office and Election of Officers and Directors

Our board of directors consists of six members. Prior to our initial Business Combination, holders of our alignment shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of our public shares do not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated by-laws may only be amended by a special resolution passed by a majority of at least 90% of our shares attending and voting in a general meeting. Each of our directors holds office for a two-year term. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors or by a majority of the holders of our shares (or, prior to our initial Business Combination, holders of our alignment shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated by-laws as it deems appropriate. Our amended and restated by-laws provide that our officers may consist of such other offices as may be determined by the board of directors.

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

Code of Ethics

We have adopted a code of business conduct and ethics, or the Code of Ethics, applicable to our directors, officers and employees. We have filed a copy of our form of our Code of Ethics as an exhibit to this Annual Report. We have also posted a copy of our Code of Ethics and the charters of our audit committee, compensation committee and nominating and corporate governance committee on our website www.stenergy1.com under Investor Relations—Corporate Governance. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this Annual Report. You will be able to review this document by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us in writing by mail to Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, Bermuda HM08, or by telephone at +1 (441) 295-6935. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

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

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders; provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated by-laws or alternatively by shareholder approval at general meetings.

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

Our directors and officers presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities (including other special purpose acquisition companies they are or may become involved with) pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our directors or officers becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may need to honor these fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to his or her fiduciary duties under Bermuda law. Our amended and restated by-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Our directors and officers are also not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. See “Item 1A. Risk Factors—Risks Relating to Our Management Team and Conflicts of Interest—Certain of our directors and officers are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

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

Individual	Entity	Entity’s Business	Affiliation
John Fredriksen	Golden Ocean Group Limited	Shipping	Director
	Frontline plc	Deep Sea Foreign Transportation of Freight	Director
Jan Erik Klepsland	Archer Limited	Oil and Gas Field Services	Director
Ole-Eirik Lerøy	Framar AS	Investment	Managing director
	Brinken 20 Næring AS	Investment	Managing director
	Framar Eiendom AS	Investment	Chairman
	Mile Maritim AS	Investment	Chairman
	Kirkeveien 50 AS	Investment	Chairman
	Fairline Charter AS	Investment	Chairman
	Mowi ASA	Seafood	Chairman
	Mile Investering AS	Investment	Chairman
	Hjellestadveien 313 AS	Investment	Chairman
	Profond AS	Investment	Chairman
	Brinken Holding AS	Investment	Director
	New Nomadic Short Sea Shipping AS	Shipping	Director
	Seksjonssameiet Maaseskjæret Inma AS	Investment	Director
	Nomadic Shipping AS	Shipping	Director
	In Invest AS	Investment	Director
	Vitali Holding AS	Investment	Director
Cato Stonex	Árima Real Estate SOCIMI, S.A.	Property	Director
	Albemarle Ship Investments LLP	Finance	Director
	Axcent Partners LLP	Finance	Director
	Buck’s Club Limited	Club	Director
	Cato Stonex Limited	Investment	Director
	CHS Ventures Limited	Finance	Director
	CS Ventures Limited	Finance	Director
	John Chapman Limited	Consumer Goods	Chairman
	Partners Investment Company (2017) Limited	Finance	Partner
	Partners Investment Company LLP	Finance	Partner
	Petworth Art LLP	Fine Art	Member
	Roundwood Partners LLP	Fine Art	Member
	Sloane Residents LLP	Resident Association	Director
	Taube Hodson Stonex Partners (UK) Limited	Finance	Director
	Taube Hodson Stonex Partners LLP	Finance	Director
	Union Jacques Limited	Hospitality	Director
	Westmorland Spirits Limited	Consumer Goods	Director
	THSP Limited	Finance	Director
	Obotritia Capital KGaA	Finance	Director
	The Latitude Hotels	Hospitality	Director
Group Ltd
James O’Shaughnessy	Archer Limited	Oil and Gas Field Services	Director
	Frontline plc	Deep Sea Foreign Transportation of Freight	Director
	Golden Ocean Group Limited	Shipping	Director
	SFL Corporation Ltd.	Ship Chartering	Director
	Avance Gas Holding Ltd	Gas Services	Director
	CG Group	Insurance	Director
	Catalina General Insurance	Insurance	Director
Tore Myrholt	TM Partnership Ltd	Consultancy	Chairman
	Enodden AS	Investment	Chairman
	TM Blue Advisory Group LLC	Consultancy	Chairman
Annika Sigfrid	Ansinva AB	Advisory and Consultancy	Director
	Creaspac	SPAC	Director

Accordingly, if any of the above directors or officers become aware of a Business Combination opportunity which is suitable for any of the above entities (or any other entity, including additional special purpose acquisition companies, they become involved with) to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Bermuda law. Our amended and restated by-laws provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to identify and pursue business combination opportunities or complete our initial Business Combination.

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

The following table sets forth information available to us at March 31, 2023 with respect to our ordinary shares held by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

●	each of our directors and officers that beneficially owns ordinary shares; and

●	all our directors and officers as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2023.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Issued and Outstanding Shares
Saba Capital Management, L.P.(3)	1,831,014	6.40%
Citadel Advisors LLC(4)	625,000	2.20%
Sloane Square Capital Holdings Ltd. (our Sponsor)(2)(5)	1,190,000	4.53%
John Fredriksen(2)(5)	10,000	*
Ole-Eirik Lerøy(5)	10,000	*
Cato Stonex(5)	10,000	*
James O’Shaughnessy(5)	10,000	*
Tore Myrholt(5)	10,000	*
Annika Sigfrid(5)	10,000	*
Jan Erik Klepsland	0	*
All directors and officers as a group (eight individuals)(5)	60,000	* %

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of Sloane Square Capital Holdings Ltd., John Fredriksen, Ole-Eirik Lerøy, Cato Stonex, James O’Shaughnessy, Tore Myrholt and Annika Sigfrid is c/o ST Energy Transition I Ltd., Par-la-Ville Place, 4th Floor, 14 Par-la-Ville Road, Hamilton, HM08, Bermuda.
(2)	Sloane Square Capital Holdings Ltd., our Sponsor, is the record holder of 1,377,500 alignment shares. Oak Trustees (Jersey) Limited is the trustee of a trust established by John Fredriksen for the benefit of his immediate family members. Mr. Fredriksen may be deemed to beneficially own 1,377,500 alignment shares through his indirect influence over Sloane Square Capital Holdings Ltd., the shares of which are held in the Trust. The trust is the sole shareholder of Transition Energy Holdings Ltd., which is in turn the sole shareholder of Sloane Square Capital Holdings Ltd., and therefore the trust is the indirect owner of Sloane Square Capital Holdings Ltd. As such, Oak Trustees (Jersey) Limited may be deemed to beneficially own the alignment shares that are beneficially owned by our Sponsor. Mr. Fredriksen disclaims beneficial ownership of the 1,377,500 alignment shares beneficially owned by Sloane Square Capital Holdings Ltd. except to the extent of his voting and dispositive interests in such alignment shares. Mr. Fredriksen has no pecuniary interest in the 1,377,500 alignment shares beneficially owned by Sloane Square Capital Holdings Ltd.
(3)	According to a Schedule 13G filed with the SEC on February 14, 2023, each of Boaz R. Weinstein and Saba Capital Management GP, LLC, share voting and dispositive power with regard to 1,831,014 Class A ordinary shares of the Company. The business address for each is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

(4)	According to a Schedule 13G filed with the SEC on December 17, 2021, and amended on February 14, 2022, each of Citadel Advisors LLC, Citadel Advisors Holdings LP and Citadel GP LLC share voting and dispositive power with regard to 625,000 Class A ordinary shares of the Company. Citadel Securities LLC shares voting and dispositive power with regard to 20,899 Class A ordinary shares of the Company, Citadel Securities Group LP and Citadel Securities GP LLC shares voting and dispositive power with regard to 20,899 Class A ordinary shares of the Company, and Kenneth Griffin shares voting and dispositive power with regard to 645,899 Class A ordinary shares of the Company. The business address for each is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.
(5)	Interests shown consist solely of alignment shares, classified as Class B shares. Such shares will convert into Class A shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in the prospectus related to the Initial Public Offering.

Our initial shareholders beneficially own 100% of the issued and outstanding Class B shares and have the right to elect all of our directors prior to our initial Business Combination as a result of holding all of the alignment shares. Holders of our public shares do not have the right to appoint any directors to our board of directors prior to our initial Business Combination. In addition, because of their ownership block, our initial shareholders may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated bylaws and approval of significant corporate transactions.

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

If we do not complete an Initial Business Combination within 18 months from the closing of the Initial Public Offering or during any Business Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of our public shares, subject to the requirements of applicable law, and the Private Placement Warrants will expire worthless.

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

Our Sponsor agreed to loan us an aggregate of up to $1,300,000 pursuant to a promissory note signed February 16, 2022. This loan is non-interest bearing and is due and payable in full on the earlier of the date by which the Company has to complete a Business Combination, and the effective date of a Business Combination, unless accelerated upon the occurrence of an event of default as described therein. The Company drew down on this promissory note in full on March 25, 2022. As of December 31, 2022, the Company had loan outstanding of $1.3 million pursuant to a promissory note.

Administrative Services Agreement

Commencing on the date of the Initial Public Offering and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last fiscal year include:

	For the Year ended December 31, 2022	For the Period ended December 31, 2021
Audit Fees(1)	$108,150	$95,000
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$108,150	$95,000

(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services including permitted due diligence services related potential Business Combination.

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

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibits
3.1(1)	Amended and Restated By-laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
4.1(1)	Warrant Agreement, dated December 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
4.2(2)	Description of the Company’s Securities
10.1(1)	Letter Agreement, dated December 2, 2021, among the Company, the Sponsor and each director and officer of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.2(1)	Investment Management Trust Agreement, dated December 7, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.3(1)	Registration Rights Agreement, dated December 7, 2021, among the Company, the Sponsor and the holders therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.4(1)	Sponsor Warrants Purchase Agreement, dated December 7, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.5(1)	Indemnity Agreement, dated December 2, 2021, by and among the Company and each director and officer of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.6(1)	Administrative Services Agreement, dated December 2, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).
10.7(2)	Convertible Promissory Note, dated February 16, 2022, between the Company and the Sponsor.
14.01(2)	Code of Ethics and Business Conduct of ST Energy Transition I Ltd.
31.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 7, 2021.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2022.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ST Energy Transition I Ltd.

Date: March 31, 2023	/s/ James O’Shaughnessy
	By:	James O’Shaughnessy
Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jan Erik Klepsland
Name:	Jan Erik Klepsland
Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 31, 2023

/s/ John Fredriksen
Name:	John Fredriksen
Title:	Director (Chairman)
Date:	March 31, 2023

/s/ Ole-Eirik Lerøoy
Name:	Ole-Eirik Lerøoy
Title:	Director
Date:	March 31, 2023

/s/ Cato Stonex
Name:	Cato Stonex
Title:	Director
Date:	March 31, 2023

/s/ James O’Shaughnessy
Name:	James O’Shaughnessy
Title:	Director
Date:	March 31, 2023

/s/ Tore Myrholt
Name:	Tore Myrholt
Title:	Director
Date:	March 31, 2023

/s/ Annika Sigfrid
Name:	Annika Sigfrid
Title:	Director
Date:	March 31, 2023