Form 10-Q
period 2023-03-31
ST Energy Transition I Ltd.
filed 2023-05-26
CIK 1858684

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 26, 2023, there were 28,750,000 of the Registrant’s shares designated as “class A ordinary shares”, par value $0.0001 per share “Class A Shares”, and 1,437,500 of the registrant’s shares designated as “class B ordinary shares”, par value $0.0001 per share “Class B Shares”, issued and outstanding.

ST ENERGY TRANSITION I LTD.

Form 10-Q

For the Quarter Ended March 31, 2023

Table of Contents

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Interim Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022 (Audited)	1
	Condensed Interim Statements of Operations for the Three Months Ended March 31, 2023 and for the Three Months ended March 31, 2022 (Unaudited)	2
	Condensed Interim Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023, and for the Three Months Ended March 31, 2022 (Unaudited)	3
	Condensed Interim Statements of Cash Flows for the Three Months Ended March 31, 2023 and for the Three Months Ended March 31, 2022 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

Signatures		30

i

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash	$327,922	$493,819
Prepaid Expenses	457,139	541,118
Investments Held in Trust	299,163,733	296,022,783
Total Current Assets	299,948,794	297,057,720
Total Assets	$299,948,794	$297,057,720

LIABILITIES, CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable and Accrued Expenses	$1,166,979	$1,021,776
Accounts Payable – Related Party	191,258	191,258
Convertible Promissory Note – Related Party	1,300,000	1,300,000
Warrant Liability	4,494,375	1,586,250
Underwriter’s Fee Payable	10,062,500	10,062,500
Total Current Liabilities	17,215,112	14,161,784
Total Liabilities	17,215,112	14,161,784

Commitments (Note 6)
Class A Shares Subject to Possible Redemption, 28,750,000 shares at redemption value of approximately $10.40 and $10.30 per share at March 31, 2023 and December 31, 2022, respectively.	299,163,734	296,022,783

Shareholders’ Deficit
Undesignated Shares, $0.0001 par value; 5,000,000 shares authorized; none outstanding	-	-
Class A shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to redemption)	-	-
Class B shares, $0.0001 par value; 50,000,000 shares authorized, 1,437,500 shares issued and outstanding	144	144
Additional Paid in Capital	-	-
Accumulated Deficit	(16,430,196)	(13,126,991)
Total Shareholders’ Deficit	(16,430,052)	(13,126,847)
Total Liabilities, Class A Shares Subject to Possible Redemption and Shareholders’ Deficit	$299,948,794	$297,057,720

The accompanying notes are an integral part of the unaudited condensed financial statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Operating expenses	$399,552	$482,092
Loss from operations	(399,552)	(482,092)
Other Income (Loss):
Interest income	3,145,423	29,403
Change in fair value of warrant liabilities	(2,908,125)	10,310,625
Total other income	237,298	10,340,028

Net (loss)/income	$(162,254)	$9,857,936
Basic and diluted Weighted average shares outstanding of Class A Shares	28,750,000	28,750,000

Basic and diluted net (loss)/income per share Class A Shares	$(0.01)	$0.33
Basic and diluted Weighted average shares outstanding, Class B Shares	1,437,500	1,437,500

Basic and diluted net (loss)/income per share Class B Shares	$(0.01)	$0.33

The accompanying notes are an integral part of the unaudited condensed financial statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2022	-	$-	1,437,500	$144	$-	$(13,126,991)	$(13,126,847)
Remeasurement of Class A Shares subject to possible redemption	-	-	-	-	-	(3,140,951)	(3,140,951)
Net loss	-	-	-	-	-	(162,254)	(162,254)
Balance – March 31, 2023	-	$-	1,437,500	$144	$-	$(16,430,196)	$(16,430,052)

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

(UNAUDITED)

	Class A Shares		Class B Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2021	-	$-	1,437,500	$144	$-	$(29,401,208)	$(29,401,064)
Net income	-	-	-	-	-	9,857,936	9,857,936
Balance – March 31, 2022	-	$-	1,437,500	$144	$-	$(19,543,272)	$(19,543,128)

The accompanying notes are an integral part of the unaudited condensed financial statements

ST ENERGY TRANSITION I LTD.

CONDENSED INTERIM STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022
Cash Flows from Operating Activities:
Net (loss)/income	$(162,254)	$9,857,936
Adjustments to reconcile net (loss)/income to net cash used in operating activities:
Change in fair value of warrant liability	2,908,125	(10,310,625)
Interest earned on investments held in Trust Account	(3,140,950)	(29,385)
Changes in operating assets and liabilities:
Prepaid expenses	83,979	80,974
Accounts payable and accrued expenses	145,203	(225,927)
Net cash used in operating activities	(165,897)	(627,027)

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	-	1,300,000
Net cash provided by financing activities	-	1,300,000

Net Change in Cash	$(165,897)	$627,973
Cash at the beginning of the period	493,819	774,855
Cash at the end of the period	$327,922	$1,447,828

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$3,140,951	$-

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period April 9, 2021 (inception) through March 31, 2023, related to the Company’s formation and the initial public offering (the “Initial Public Offering”) and identifying a target for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 31, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023, and December 31, 2022. The Company had $327,922 and $493,819 of cash as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust

At March 31, 2023 and December 31, 2022, the investments were held in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in the Trust Account in the statements of operations.

Share-based Compensation

The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon occurrence of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied by the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2023, the Company determined that a Business Combination is not considered probable and, therefore, no share-based compensation expense has been recognized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Shares Subject to Possible Redemption

The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity”. Shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

As of March 31, 2023 and December 31, 2022, the Class A Shares reflected in the balance sheets are reconciled in the following table:

Gross Proceeds
Class A Shares subject to possible redemption at December 31, 2021	$291,812,500
Plus:
Remeasurement of carrying value to redemption value	4,210,283
Class A Shares subject to possible redemption at December 31, 2022	$296,022,783
Plus:
Remeasurement of carrying value to redemption value	3,140,951
Class A Shares subject to possible redemption at March 31, 2023	$299,163,734

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering”. Deferred offering costs consist of legal, accounting and other expenses incurred through December 7, 2021, that are directly related to the Initial Public Offering. Offering costs allocated to warrant liabilities will be expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs amounting to $17,493,141, consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees, and $1,680,641 in of other offering costs were charged to shareholders’ deficit upon the completion of the Initial Public Offering. As such, the Company recorded $16,779,541 of offering costs as a reduction of equity in connection with the Class A Shares included in the SAILSM securities. The Company immediately expensed $713,600 of offering costs in connection with the Public Warrants included in the SAILSM securities that were classified as liabilities. No offering costs were recorded for the three months ended March 31, 2023.

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

The Company has not considered the effect of the 26,437,500 warrants sold in the Initial Public Offering and private placement in the calculation of diluted net loss per ordinary share, since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2023, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. Remeasurement associated with the Class A Shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of net income/(loss) per ordinary share is as follows:

	For the three months ended March 31, 2023		For the three months ended March 31, 2022
	Class A	Class B	Class A	Class B
EPS
Numerator: Net (loss)/income
Allocation of net (loss)/income	$(154,528)	$(7,726)	$9,388,510	$469,426
Denominator: Weighted Average share
Basic and diluted weighted average shares outstanding	28,750,000	1,437,500	28,750,000	1,437,500
Basic and diluted net (loss)/income per ordinary share	$(0.01)	$(0.01)	$0.33	$0.33

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

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023, and fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans. These notes are non-interest bearing and are due on upon consummation of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of March 31, 2023 and December 31, 2022. Management determined that there was an embedded conversion feature related to the notes that would require bifurcation and be classified as a liability. However, based on a third-party valuation, the amount was determined to be approximately $0. As such there was no conversion option liability and the related debt discount in the March 31, 2023 and December 31, 2022, financial statements recorded.

Related Party Payable

The Sponsor has paid $191,258 directly to vendors on behalf of the Company. As of March 31, 2023 and December 31, 2022, this amount remains outstanding and is classified as a related party payable on the Company’s balance sheets.

Administrative Services Agreement

Commencing on the date of the prospectus related to our Initial Public Offering and until completion of the Company’s initial Business Combination or liquidation, the Company may reimburse affiliates of the Sponsor up to an amount of $10,000 per month for office space, administrative support and personnel services. For the three months ended March 31, 2023 the Company recorded $30,000 (March 31, 2022: $30,000), in relation to these services. There was $150,000 and $120,000 due to related parties, and included within Accounts Payable and Accrued Expenses on the accompanying balance sheets, at March 31, 2023 and December 31, 2022, respectively.

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

NOTE 8. CLASS A SHARES SUBJECT TO POSSIBLE REDEMPTION

The Company’s Class A Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A Shares with a par value of $0.0001 per share. Holders of the Company’s Class A Shares are entitled to one vote for, each share. As of March 31, 2023 and December 31, 2022, there were 28,750,000 Class A Shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets. Class A Shares subject to possible redemption as of March 31, 2023 and December 31, 2022 was $299,163,734 and $296,022,783 respectively.

NOTE 9. SHAREHOLDERS’ DEFICIT

Class A Shares — The Company is authorized to issue up to 500,000,000 Class A Shares, $0.0001 par value. Holders of the Company’s Class A Shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were no Class A Shares issued or outstanding, excluding 28,750,000 Class A Shares subject to possible redemption.

Class B Shares — The Company is authorized to issue up to 50,000,000 Class B Shares, $0.0001 par value. Holders of the Company’s Class B Shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 1,437,500 Class B Shares issued and outstanding. Of these, an aggregate of up to 187,500 Class B Shares were subject to forfeiture to the Company by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, which gives retroactive effect to the share recapitalization that occurred on November 6, 2021 as described in Notes 5 and 6, and, in addition, the Sponsor agreed to forfeit Alignment Shares to the extent necessary in connection with any changes to the terms or size of our Initial Public Offering, in each case so that the number of Founder Shares will equal 5% of the Class A Shares offered in the Initial Public Offering. In connection with the underwriters’ full exercise of their over-allotment option on December 9, 2021, the 187,500 alignment shares were no longer subject to forfeiture.

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

As of March 31, 2023 and December 31, 2022, investments held in the Trust Account were comprised of $299,163,733 and $296,022,783 in money market funds, which are invested primarily in U.S. Treasury Securities, respectively. During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not withdraw any interest income from the Trust Account. As the Company is within 12 months of their mandatory liquidation date, this asset is now classified as current on the balance sheets.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

March 31, 2023

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$299,163,733	$-	$-
Liabilities:
Public Warrants	2,443,750	-	-
Private Placement Warrants	-	-	2,050,625

December 31, 2022

	(Level 1)	(Level 2)	(Level 3)
Description
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	$296,022,783	$-	$-
Liabilities:
Public Warrants	862,500	-	-
Private Placement Warrants	-	-	723,750

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

The key inputs into the binomial lattice formula model were as follows:

	March 31, 2023	December 31, 2022
Input	Private Warrants	Private Warrants
Share Price	$10.38	$10.22
Exercise Price	$11.50	$11.50
Risk-free rate of interest	4.3%	4.2%
Volatility	6.1%	-
Term	5 years	5 years
Probability Weighted Fair Value of Warrants	$0.17	$0.06

The Private Placement Warrants were initially and subsequently valued using a binomial lattice model, which is considered to be a Level 3 fair value measurement. The fair value of Public Warrants issued in connection with the Initial Public Offering were initially measured using a Binomial lattice model, as of March 31, 2023 are measured based on the listed market price of such warrants, a Level 1 measurement.

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

	Public Warrants	Private Warrants
Initial Measurement on December 7, 2021	$10,925,000	$9,167,500
Change in valuation inputs or other assumptions(1)	(431,250)	(361,875)
Fair Value as of December 31, 2021	$10,493,750	$8,805,625
Transfer of Public Warrants to Level 1	(10,493,750)	-
Change in valuation inputs or other assumptions(1)	-	(4,704,375)
Fair Value as of March 31, 2022	$-	$4,101,250
Change in valuation inputs or other assumptions(1)	-	(1,085,625)
Fair Value as of June 30, 2022	$-	$3,015,625
Change in valuation inputs or other assumptions(1)	-	(2,050,625)
Fair Value as of September 30, 2022	$-	$965,000
Change in valuation inputs or other assumptions(1)	-	(241,250)
Fair Value as of December 31, 2022	$-	$723,750
Change in valuation inputs or other assumptions(1)	-	1,326,875
Fair Value as of March 31, 2023	$-	$2,050,625

(1)	Changes in valuation inputs or other assumptions are recognized in change in fair value of warrant liabilities in the Statements of Operations.

NOTE 11. SUBSEQUENT EVENTS

On May 2, 2023, we filed a preliminary proxy statement for a special meeting of shareholders (“Extension Meeting”) for the purpose of voting on the following proposals: (i) a proposal to amend the Company’s amended and restated bye-laws (the “Charter”) to extend the time for us to complete a Business Combination from June 7, 2023, which is 18 months from the date of the Company’s initial public offering that was consummated on December 7, 2021 (the “Initial Public Offering”), to December 7, 2023 (the “Extension Proposal”), (ii) a proposal to amend the Company’s Charter to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to amend the Company’s Charter to permit our board of directors, in its sole discretion, to elect to wind up our operations on an earlier date (the “Liquidation Amendment Proposal” and, collectively with the Extension Proposal and the Redemption Limitation Amendment Proposal, the “Charter Amendment Proposals”), (iv) a proposal to amend the Company’s investment management trust agreement, dated as of December 7, 2021, by and between Continental Stock Transfer & Trust Company and the Company to extend the date by which the Company would be required to consummate our initial Business Combination from June 7, 2023 to December 7, 2023, or such earlier date as determined by our board of directors in its sole discretion, and (v) a proposal to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the Charter Amendment Proposals.

On May 22, 2023, the board of directors of the Company determined that the Company should no longer seek an extension of the time for the Company to complete a Business Combination. Accordingly, the Company is abandoning the proposals set forth in the preliminary proxy statement filed on May 2, 2023 and will not hold the Extension Meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “ST Energy Transition I Ltd.,” “our,” “us” or “we” refer to ST Energy Transition I Ltd., except where the context requires otherwise. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” are to Sloan Square Capital Holdings Ltd., a Bermuda exempted company limited by shares. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes related thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “possible,” “predict,” “continue,” or the negative of such terms or other similar words and expressions. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Bermuda exempted company limited by shares formed for the purpose of effecting a merger, amalgamation, share purchase, capital stock exchange, asset acquisition, reorganization or similar business combination with one or more businesses (the “Business Combination”). While we may pursue an initial Business Combination target in any industry or geographic location, we intend to focus on companies that have the potential to become the global leader in their area of expertise within energy transition, whilst achieving risk-adjusted returns for shareholders. Our sponsor is Sloane Square Capital Holdings Ltd. (the “Sponsor”). We have not yet selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the Private Placement Warrants (as defined below), our shares, debt or a combination of cash, shares and debt. We expect to continue to incur significant costs in the pursuit of our acquisition plans. We have until June 7, 2023 or 18 months from the closing of the Initial Public Offering to complete the initial Business Combination (or such later date as approved by holders of a majority of the outstanding Class A shares that are voted at a meeting to extend such date, voting together as a single class) (the “Business Combination Period”). We cannot assure you that our plans to complete a Business Combination will be successful.

Extension Meeting

On May 2, 2023, we filed a preliminary proxy statement for a special meeting of shareholders (“Extension Meeting”) for the purpose of voting on the following proposals: (i) a proposal to amend the Company’s amended and restated bye-laws (the “Charter”) to extend the time for us to complete a Business Combination from June 7, 2023, which is 18 months from the date of the Company’s initial public offering that was consummated on December 7, 2021 (the “Initial Public Offering”), to December 7, 2023 (the “Extension Proposal”), (ii) a proposal to amend the Company’s Charter to eliminate from the Charter the limitation that the Company may not redeem public shares to the extent that such redemption would result in the Company having net tangible assets of less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to amend the Company’s Charter to permit our board of directors, in its sole discretion, to elect to wind up our operations on an earlier date (the “Liquidation Amendment Proposal” and, collectively with the Extension Proposal and the Redemption Limitation Amendment Proposal, the “Charter Amendment Proposals”), (iv) a proposal to amend the Company’s investment management trust agreement, dated as of December 7, 2021, by and between Continental Stock Transfer & Trust Company and the Company to extend the date by which the Company would be required to consummate our initial Business Combination from June 7, 2023 to December 7, 2023, or such earlier date as determined by our board of directors in its sole discretion, and (v) a proposal to approve the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of any of the Charter Amendment Proposals.

On May 22, 2023, the board of directors of the Company determined that the Company should no longer seek an extension of the time for the Company to complete a Business Combination. Accordingly, the Company is abandoning the proposals set forth in the preliminary proxy statement filed on May 2, 2023 and will not hold the Extension Meeting.

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

As of March 31, 2023, and December 31, 2022 we had $299,163,733 and $296,022,783 of assets held in the Trust Account, respectively. We intend to use substantially all of the funds held in the Trust Account to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, to make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $372,922 and $493,819 held outside of the Trust Account. We intend to use the funds held outside of the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties, or similar locations of prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating, and consummating the Business Combination.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a payment of $25,000 for certain offering costs from the Sponsor for the Alignment Shares, and the loan under an unsecured promissory note from the Sponsor of $300,000. As this loan matured on December 31, 2021, the Company can no longer draw down on this note. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied from the proceeds from the Initial Public Offering and Private Placement not held in the Trust Account. During the quarterly period ended March 31, 2023, the Company has sustained negative cash flows from operations and expects to continue to incur negative cash flows from operations for at least the next twelve months from the filing of this report. However, the Company’s Sponsor signed a commitment letter on February 15, 2022 undertaking to fund working capital deficiencies of the Company and finance transaction costs in connection with an initial Business Combination of the Company by means of loans for a period of 12 months beginning February 15, 2022, which was subsequently extended to June 6, 2023 by way of a further commitment letter from the Sponsor signed on August 9, 2022. On February 16, 2022, the Company also entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. This note is non-interest bearing and is due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. Accordingly, management has determined that sufficient capital exists to sustain operations one year from the date of this filing.

Results of Operations

Our only activities from inception through March 31, 2023, were those related to our formation, the preparation for our Initial Public Offering and, since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination at the earliest. We incurred expenses as a result of being a public company (including for legal, financial reporting, accounting, and auditing compliance), as well as for expenses in connection with searching for a prospective initial Business Combination.

For the three months ended March 31, 2023, we had a net loss of $162,254, which is comprised of operating costs of $399,552, a change in fair value of the Warrant liability of $2,908,125, and interest earned on investments held in trust and an operating bank account of $3,145,423.

For the three months ended March 31, 2022, we had a net income of $9,857,936 which is comprised of operating costs of $482,092 a change in the fair value of the Warrant liability of $10,310,625 and interest earned on investments held in trust and an operating bank account of $29,403.

Contractual Obligations

Administrative Services Agreement

Commencing on the date that our securities were first listed on the NYSE through the earlier of consummation of the initial Business Combination and the liquidation, we agreed to pay our Sponsor $10,000 per month for office space, administrative support and personnel services provided to us by an affiliate of our Sponsor. There was $150,000 and $120,000 due to related parties, and included within Accounts Payable and Accrued Expenses on the accompanying balance sheets, at March 31, 2023 and December 31, 2022, respectively.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of 2.00% of the gross proceeds of the Initial Public Offering, being $5,750,000 as the over-allotment option was exercised in full. In addition, the underwriters will be entitled to a deferred fee of three and half percent (3.50%) of the gross proceeds of the Initial Public Offering, being $10,062,500 as the over-allotment option was exercised in full. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. As of March 31, 2023 and December 31, 2022, there is $10,062,500 of outstanding underwriters’ fee payable.

On December 9, 2021, the underwriters exercised the over-allotment option and purchased 3,750,000 SAILSM Securities at a price of $10.00 per SAILSM Security, generating gross proceeds of $37,500,000. A total of $36,750,000 of the Proceeds, net of $750,000 of underwriting fees, from the sale of the SAILSM Securities were placed in the Trust Account.

Convertible Promissory Note

On February 16, 2022, the Company entered into a convertible promissory note with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $1,300,000, which the Company drew down in full on March 25, 2022. On August 9, 2022, Company’s Sponsor signed a commitment letter agreeing to extend the promissory note to June 6, 2023. These notes are non-interest bearing and are due on the earlier of the date by which the Company must complete a Business Combination, and the effective date of a Business Combination. The outstanding balance under this loan amounted to $1,300,000 as of March 31, 2023.

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

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company”, we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2023, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
3.1	Amended and Restated Bye-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 7, 2021).

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**	Furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 26, 2023	ST ENERGY TRANSITION I LTD.

	By:	/s/ Jan Erik Klepsland
	Name:	Jan Erik Klepsland
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)